Form 10QSB
period 1996-03-31
CHILDRENS WONDERLAND INC
filed 1996-06-20
CIK 916933

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996


[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ____________ to ____________



                         Commission File Number 0-28270

                          CHILDREN'S WONDERLAND, INC.
________________________________________________________________________________
       (Exact name of small business issuer as specified in its charter)

            California                                95-4455341
________________________________________________________________________________
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                  Identification No.)


           28310 Roadside Drive, Suite 220, Agoura, California 91301
________________________________________________________________________________
                    (Address of principal executive offices)

                                 (818) 865-1306
________________________________________________________________________________
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES     [   ]    NO      [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of June 14, 1996, the Registrant had outstanding 3,974,947 shares of Common Stock, no par value, and 3,037,500 Warrants to purchase one share of Common Stock at $5.00 per share.

This report, including all exhibits and attachments, contains 15 pages.

                          CHILDREN'S WONDERLAND, INC.
                                  FORM 10-QSB

                      For the Quarter Ended March 31, 1996

                                     INDEX

                                                                                                                    Page
                                                                                                                   Numbers
                                                                                                                 _________
                     PART I.      FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                             (a)  Balance Sheets as of March 31, 1996 and June 30, 1996                               3

                             (b)  Statements of Operations for the three months and nine months                       5
                                  ended March 31, 1996 and 1995

                             (c)  Statements of Cash Flows for the nine months ended March 31, 1996                   6
                                  and 1995

                             (d)  Notes to Financial Statements                                                       7

                         Item 2.  Management's Discussion and Analysis or Plan of Operation                           9

                     PART II.     OTHER INFORMATION

                         Item 6.  Exhibits and Reports on Form 8-K                                                   14

                                  Signatures                                                                         15

                          CHILDREN'S WONDERLAND, INC.
                                 BALANCE SHEETS
                  MARCH 31, 1996 (UNAUDITED) AND JUNE 30, 1995
________________________________________________________________________________


                                     ASSETS

                                                                                       March 31, 1996
                                                                                         (See Note 1)        June 30, 1995
                                                                                       --------------        --------------
                     CURRENT ASSETS:
                           Cash                                                         $       54,290       $       65,072
                           Accounts Receivable, net of allowance for doubtful
                                accounts of $24,567 and $29,473 as of March 31,
                                1996 and June 30, 1995, respectively                           104,948               70,783
                           Prepaid Expenses                                                    136,306               57,223
                                                                                        --------------        --------------
                                Total Current Assets                                           295,544              193,078

                     EQUIPMENT & IMPROVEMENTS, NET                                             425,178              241,666

                     CAPITALIZED LAND & BUILDING LEASE
                           (Net of accumulated amortization of $169,572 and
                            $141,825 as of March 31, 1996 and June 30, 1995,
                            respectively)                                                      844,781              872,528

                     INTANGIBLE ASSETS, NET                                                  1,261,649              593,253

                     DEPOSITS AND OTHER                                                        182,583              178,355
                                                                                        --------------        --------------
                     TOTAL ASSETS                                                       $    3,009,735       $    2,078,880
                                                                                        ==============        ==============





                       See Notes to Financial Statements

                          CHILDREN'S WONDERLAND, INC.
                                 BALANCE SHEETS
                  MARCH 31, 1996 (UNAUDITED) AND JUNE 30, 1995

________________________________________________________________________________


                                 LIABILITIES

                                                                                        March 31, 1996
                                                                                         (See Note 1)         June 30, 1995
                                                                                       --------------        --------------
                     CURRENT LIABILITIES:
                           Accounts Payable                                              $   1,043,567        $     336,937
                           Accrued Expenses                                                    516,542              889,558
                           Due to Stockholders                                                 395,000              361,000
                           Current Portion of Long Term Debt                                   882,954              126,982
                           Current Portion of Capitalized Lease Obligation                     125,000              125,000
                                                                                        --------------        --------------
                                Total Current Liabilities                                    2,963,063            1,839,477
                                                                                        --------------        --------------
                     LONG TERM DEBT, less current portion                                    1,571,110            1,485,567
                                                                                        --------------        --------------
                     CAPITALIZED LEASE OBLIGATION, less current portion                        946,776              934,858
                                                                                        --------------        --------------
                     COMMITMENTS & CONTINGENCIES

                     STOCKHOLDERS' DEFICIT
                           6% Senior Convertible Preferred Stock, no par value;
                                1,000,000 shares authorized; 1,000,000 shares
                                issued and outstanding as of March 31, 1996                    861,543
                           Common Stock, no par value;
                                20,000,000 shares authorized; 896,609 and 649,164
                                shares issued and outstanding as of  March 31, 1996
                                and June 30, 1995, respectively                              2,696,833            2,162,033
                           Accumulated Deficit                                              (6,029,590)          (4,343,055)
                                                                                        --------------        --------------
                                Total Stockholders' Deficit                                 (2,471,214)          (2,181,022)
                                                                                        --------------        --------------
                     TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                          $    3,009,735        $   2,078,880
                                                                                        ==============        ==============




                       See Notes to Financial Statements

                          CHILDREN'S WONDERLAND, INC.
                            STATEMENTS OF OPERATIONS
                        THE THREE MONTHS AND NINE MONTHS
                   ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
________________________________________________________________________________


                                                             3 Months Ended March 31,           9 Months Ended March 31,
                                                              1996              1995              1996              1995
                                                        --------------    --------------    --------------   --------------
                     REVENUE:                            $  1,213,685       $ 1,018,934       $ 3,383,513      $ 2,429,585
                                                        --------------    --------------    --------------   --------------
                     OPERATING EXPENSE:
                           Payroll and Related Costs          733,101            621,009        2,283,954         1,549,288
                           Center Facilities Costs            270,199            180,475          806,702           558,476

                           General and Administrative         334,189            435,601           987,648          954,376
                           Development Costs                   95,310             75,074           150,139          130,948
                           Other                              116,827             67,424           307,566          172,048
                           Depreciation & Amortization         60,703             38,531           158,678           94,334
                                                        --------------    --------------    --------------   --------------
                                Total                       1,610,329          1,418,114         4,694,687        3,459,471
                                                        --------------    --------------    --------------   --------------

                     OPERATING LOSS:                          396,644            399,180         1,311,174        1,029,886

                           Interest                            76,341             69,544           196,556          169,676
                           Other Non-Operating Costs          161,429             91,224           178,805          160,560
                                                        --------------    --------------    --------------   --------------

                     NET LOSS                              $  634,414        $   559,948       $ 1,686,535      $ 1,360,122
                                                        ==============    ==============    ==============   ==============
                     PRIMARY NET LOSS
                            PER SHARE (See Note 3)        $      0.71                          $      1.94
                                                        ==============                      ==============


                     WEIGHTED AVERAGE NUMBER
                     OF COMMON AND COMMON
                     EQUIVALENT SHARES                        896,609                              869,115
                                                        ==============    ==============    ==============





                       See Notes to Financial Statements

                          CHILDREN'S WONDERLAND, INC.
                            STATEMENTS OF CASH FLOWS
           THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
________________________________________________________________________________


                                                                                             9 Months Ended March 31,
                                                                                             1996                1995
                                                                                      --------------      --------------
                     CASH FLOWS FROM OPERATING ACTIVITIES                             $ (1,240,979)       $    (823,261)

                     CASH FLOWS FROM INVESTING ACTIVITIES:                                (323,599)            (616,274)

                     CASH FLOWS FROM FINANCING ACTIVITIES:                               1,553,796            1,452,214
                                                                                      --------------      --------------
                     NET (DECREASE) INCREASE IN CASH                                       (10,782)              12,679

                     CASH, Beginning of period                                              65,072                1,540
                                                                                      --------------      --------------
                     CASH, End of period                                              $     54,290         $     14,219
                                                                                      ==============      ==============

                     Supplemental Disclosure of Cash Flow Information:
                         Cash paid during the period for interest:                    $     91,063         $    112,802
                         Cash paid during the period for taxes:                               --                  --




                       See Notes to Financial Statements

                          CHILDREN'S WONDERLAND, INC.
                         NOTES TO FINANCIAL STATEMENTS
                     THE THREE MONTHS AND NINE MONTHS ENDED
                      MARCH 31, 1996 AND 1995 (UNAUDITED)
________________________________________________________________________________


NOTE 1 - SUBSEQUENT EVENT

Subsequent to March 31, 1996, the Company completed an initial public offering of 2,012,500 Units at $4.00 per Unit. Each Unit consisted of one share of common stock and one redeemable common stock purchase warrant, which entitles the holder thereof to purchase one share of common stock for $5.00. The net proceeds to the Company from the offering amounted to $6,852,200.


NOTE 2 - GENERAL INFORMATION

The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. Operational comparisons between the three and nine month periods of 1996 and 1995 are affected by the acquisition of one center in December 1995 and the start up of a new center in March 1996 (see "Management's Discussion and Analysis of Plan of Operations" which follows).

                          CHILDREN'S WONDERLAND, INC.
                         NOTES TO FINANCIAL STATEMENTS
                     THE THREE MONTHS AND NINE MONTHS ENDED
                      MARCH 31, 1996 AND 1995 (UNAUDITED)
________________________________________________________________________________


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE

The weighted average shares used in the computation of net loss per share was based upon the weighted average common shares; all common stock equivalents are determined to be anti-dilutive. Pro forma net loss per common and common equivalent share for the three months and the nine months ended March 31, 1996 has been determined by dividing net loss (adjusted for interest expense associated with convertible notes payable) by the weighted average common shares outstanding during the period and giving effect to the conversions of the 6% senior convertible preferred stock and convertible notes payable which were converted to common stock subsequent to March 31, 1996. Pro forma net loss per share for the three months and the nine months ended March 31, 1996 was $0.39 and $1.08, respectively. Loss per share for the three months and the nine months ended March 31, 1995 have not been presented as such information is not indicative of the Company as an on-going entity.

For a complete discussion of the Company's accounting policies, refer to the Company's Registration Statement on Form SB-2 for the year ended June 30, 1995, previously filed.

                          CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF PLAN OF OPERATIONS
                      MARCH 31, 1996 AND 1995 (UNAUDITED)
________________________________________________________________________________

ITEM 2:


GENERAL OVERVIEW:

During the third quarter of fiscal year 1996, the Company opened one new start-up center. The results of operations of the start-up center are included in the Company's financial statements from the date of opening. Operating expenses for the start-up center have been included in development costs, so as to facilitate comparisons among periods on a same-center basis. Historically, the Company's operating revenue has followed the seasonality of the school year, declining in the summer months and the year-end holiday period.

RESULTS OF OPERATIONS:

The following table sets forth the percentage of center revenue represented in the Company's statement of operations for the periods indicated:

                                                               3 Months Ended March 31,          9 Months Ended March 31,
                                                                1996             1995             1996              1995
                                                        --------------    --------------    --------------   --------------
                     REVENUE
                                                                  100.0%           100.0%           100.0%           100.0%
                                                        --------------    --------------    --------------   --------------
                     OPERATING EXPENSE:
                          Payroll and Related Costs               60.4%            61.0%             67.5%           63.8%
                          Center Facilities Costs                 22.2%            17.7%             23.8%           23.0%
                          General & Administrative                27.5%            42.8%             29.2%           39.3%
                          Development Costs                        7.9%             7.4%             4.4%             5.4%
                          Other                                    9.6%             6.6%             9.1%             7.1%
                          Depreciation & Amortization              5.0%             3.8%             4.7%             3.9%
                                                        --------------    --------------    --------------   --------------
                               Total                             132.6%           139.3%           138.8%           142.4%
                                                        --------------    --------------    --------------   --------------
                     OPERATING LOSS                              (32.6%)          (39.2%)          (38.8%)          (42.3%)

                          Interest                                 6.3%             6.8%             5.8%             7.0%
                          Other Non-Operating Costs               13.3%             9.0%             5.3%             6.6%
                                                        --------------    --------------    --------------   --------------
                     NET LOSS                                    (52.3%)          (55.0%)          (49.9%)          (56.0%)
                                                        ==============    ==============    ==============   ==============

                          CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF PLAN OF OPERATIONS
                      MARCH 31, 1996 AND 1995 (UNAUDITED)
________________________________________________________________________________


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 TO 1995

Revenues:   Revenues increased by 19% to $1,213,685 for the third quarter of fiscal year 1996, as compared to $1,018,934 for the third quarter of fiscal year 1995. The increase is attributed to several factors, including an increase in tuition rates of roughly 5% and an increase in center capacity due to the addition of two centers subsequent to March 1995. At March 31, 1995, the Company's state licensed, elder/child capacity for the ten centers then in operation was 1,129 persons, as compared to twelve centers with a capacity of 1,394 persons at March 31, 1996. Of the two new centers, one was acquired from a third party during the second quarter of fiscal year 1996, whereas the other was the start up of a center directly by the Company.

Operating Expense - Payroll & Related Costs:   Payroll expense related to
center operations increased by 18% to $733,101 for the third quarter of fiscal year 1996, as compared to $621,009 for the comparable period for fiscal year 1995. State law for licensed day care facilities requires a specific ratio of elders/children to teachers. Accordingly, center payroll expenses generally fluctuate in relationship to the attendance levels at each center. Payroll expense as a percent of revenues for the third quarter of fiscal year 1996 decreased as compared to the third quarter for the prior year due to increased management emphasis on labor control.

Operating Expense - Center Facilities Costs:   Center facilities expense
increased by 50% to $270,199 for the three months ended March 31, 1996, as compared to $180,475 for the three months ended March 31, 1995. This expense consists primarily of rent for the Company's centers. The noted increase is due to the timing of center acquisitions; five centers in Colorado were acquired in February 1995, an additional center was acquired in Denver, Colorado in December 1995, and a new center in California commenced operations in March 1996. Thus, the Company's six Colorado centers in operation as of March 1996 did not exist for the entire third quarter of fiscal year 1995.

Operating Expense - General & Administrative:   General corporate expenses
decreased by 23% to $334,189 for the three months ended March 31, 1996, as compared to $435,601 for the three months ended March 31, 1995. Moreover, general and administrative expenses as a percent of revenue decreased from 42.8% of revenue for the third quarter of fiscal year 1995 to 27.5% of revenue for the third quarter of the current fiscal year. The decrease is due primarily to decreased legal, accounting, and consulting fees in the third quarter of fiscal year 1996.

Operating Expense - Development Costs: Development costs increased by 27% to $95,310 for the three months ended March 31, 1996, as compared to $75,074 for the comparable period in the prior fiscal year. This expense category includes the costs related to personnel out in the field working with centers currently under various stages of development, the cost of company-wide marketing activities, and the costs associated with start-up centers. The Company expects this expense category to increase in the future, as emphasis will be placed on growth subsequent to the completion of the Company's initial public offering of common stock.

                          CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF PLAN OF OPERATIONS
                      MARCH 31, 1996 AND 1995 (UNAUDITED)
________________________________________________________________________________


Operating Expense - Other: Other expense increased by 73% to $116,827 for the third quarter of fiscal year 1996, as compared to $67,424 for the comparable period in fiscal year 1995. The noted increase is due primarily to expansion in corporate staffing facilities. In the second quarter of fiscal year 1996, the Company established a National Training Center in Oxnard, California, as well as a Field Operations office in order to accommodate an expanded sales & development department as well as other corporate functions. In addition, this expense category includes the cost of food for lunches and snacks served at the centers, and as such, the expense increases as total enrollment increases.

Operating Expense - Depreciation & Amortization: Depreciation and amortization increased by 58% to $60,703 for the three months ended March 31, 1996, as compared to $38,531 for the three months ended March 31, 1995. The noted increase is due to the timing of center acquisitions; five centers in Colorado were acquired in February 1995, an additional center was acquired in Denver, Colorado in December 1995, and a new center in California commenced operations in March 1996. Thus, the Company's six Colorado centers in operation as of March 1996 did not exist for the entire third quarter of fiscal year 1995.

Interest:    Interest expense remained relatively consistent, increasing by 10%
to $76,341 for the three months ended March 31, 1996, as compared to $69,544 for the three months ended March 31, 1995. The slight fluctuation is due to the timing of short term working capital financing.

Other Non-Operating Costs:   Other costs increased by 77% to $161,429 for the
three months ended March 31, 1996, as compared to $91,224 for the comparable period for fiscal year 1995. The Company paid out $134,000 to the Internal Revenue Service during the third quarter of fiscal year 1996, which represents the final payment on all penalties and interest assessed by the Internal Revenue Service.


COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1996 TO 1995

Revenue:   Revenue for existing centers increased by 39% to $3,383,513 for the nine months ended March 31, 1996, as compared to $2,429,585 for the nine months ended March 31, 1995. The increase is attributed to several factors, including an increase in tuition rates of roughly 5% and an increase in center capacity due to the addition of two centers subsequent to March 1995. At March 31, 1995, the Company's state licensed, elder/child capacity for the ten centers then in operation was 1,129 persons, as compared to twelve centers with a capacity of 1,394 persons at March 31, 1996. Of the two new centers, one was acquired from a third party during the second quarter of fiscal year 1996, whereas the other was the start up of a center directly by the Company.

                          CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF PLAN OF OPERATIONS
                      MARCH 31, 1996 AND 1995 (UNAUDITED)
________________________________________________________________________________


Operating Expense - Payroll & Related Costs:   Payroll expense related to
center operations increased by 47% to $2,283,954 for the nine months ended March 31, 1996, as compared to $1,549,288 for the comparable period for fiscal year 1995. State law for licensed day care facilities requires a specific ratio of elders/children to teachers. Accordingly, center payroll expenses generally fluctuate in relationship to the attendance levels at each center.

Operating Expense - Center Facilities Costs:   Center facilities expense
increased by 44% to $806,702 for the nine months ended March 31, 1996, as compared to $558,476 for the nine months ended March 31, 1995. This expense consists primarily of rent for the Company's centers. The noted increase is due to the timing of center acquisitions; five centers in Colorado were acquired in February 1995, an additional center was acquired in Denver, Colorado in December 1995, and a new center in California commenced operations in March 1996. Thus, the Company's six Colorado centers in operation as of March 1996 did not exist for the entire third quarter of fiscal year 1995.

Operating Expense - General & Administrative:   General corporate expenses
remained consistent, increasing by 4% to $987,648 for the nine months ended March 31, 1996, as compared to $954,376 for the three months ended March 31, 1995. While the overall balance remained fairly consistent, the expense as a percent of revenue decreased from 39.3% for the nine months ended March 31, 1995 to 29.2% for the nine months ended March 31, 1996. This decrease as a percentage of revenue was due to the increased revenues for fiscal year 1996 as compared to the prior fiscal year, while the Company was able to maintain the general and administrative expenses at a constant level.

Operating Expense - Development Costs: Development costs increased by 15% to $150,139 for the nine months ended March 31, 1996, as compared to $130,948 for the comparable period in the prior fiscal year. This expense category includes the costs related to personnel out in the field working with centers currently under various stages of development, the cost of company-wide marketing activities, and the costs associated with start-up centers. The Company expects this expense category to increase in the future, as emphasis will be placed on growth subsequent to the completion of the Company's initial public offering of common stock.

Operating Expense - Other:   Other expense increased by 79% to $307,566 for the
nine months ended March 31, 1996, as compared to $172,048 for the comparable period in fiscal year 1995. The noted increase is due primarily to expansion in corporate staffing facilities. In the second quarter of fiscal year 1996, the Company established a National Training Center in Oxnard, California, as well as a Field Operations office in order to accommodate an expanded sales & development department as well as other corporate functions. In addition, this expense category includes the cost of food for lunches and snacks served at the centers, and as such, the expense increases as total enrollment increases.

                          CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF PLAN OF OPERATIONS
                      MARCH 31, 1996 AND 1995 (UNAUDITED)
________________________________________________________________________________


Operating Expense - Depreciation & Amortization: Depreciation and amortization increased by 68% to $158,678 for the nine months ended March 31, 1996, as compared to $94,334 for the nine months ended March 31, 1995. The noted increase is due to the timing of center acquisitions; five centers in Colorado were acquired in February 1995, an additional center was acquired in Denver, Colorado in December 1995, and a new center in California commenced operations in March 1996. Thus, the Company's six Colorado centers in operation as of March 1996 did not exist for the entire third quarter of fiscal year 1995.

Interest:    Interest expense increased by 16% to $196,556 for the nine months ended March 31, 1996, as compared to $169,676 for the nine months ended March 31, 1995. The increase is due to increased borrowing activity during the current fiscal year.

Other Non-Operating Expenses:   Other non-operating expenses increased by 11%
to $178,805 for the nine months ended March 31, 1996, as compared to $160,560 for the comparable period for fiscal year 1995. The Company paid out $134,000 to the Internal Revenue Service during the third quarter of fiscal year 1996, which represents the final payment on all penalties and interest assessed by the Internal Revenue Service.


LIQUIDITY AND CAPITAL RESOURCES:

For the nine months ended March 31, 1996, the Company's operations resulted in a net cash outflow of $1,240,979. Moreover, an additional $323,599 in cash was used for investment purposes, primarily on fixed assets for new and existing centers. To date, the Company has financed its operating cash needs primarily from vendor credit, the sale of equity securities, loans from certain stockholders, the private placement of promissory notes and convertible promissory notes, the delivery of promissory notes to the sellers of certain acquired centers, and cash generated from operations.

In May 1996, the Company successfully completed an initial public offering of its common stock and common stock purchase warrants, which netted the Company $6,852,200. The Company's management believes that the proceeds of this initial public offering, along with cash internally generated from operations and existing cash balances will allow it to continue to operate at planned levels for the next twelve months.

                                    PART II

                               OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:





CHILDREN'S WONDERLAND, INC.
(Registrant)





/s/ Robert M. Wilson                        June 19, 1996
- - -----------------------------------
Mr. Robert M. Wilson
President & Chief Financial Officer