Form 10KSB
period 1996-06-30
CHILDRENS WONDERLAND INC
filed 1996-09-30
CIK 916933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                                       OR
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM ________ TO ___________

                      COMMISSION FILE NUMBER: 333-00400-LA
                           CHILDREN'S WONDERLAND, INC.
                 (Name of Small Business Issuer In Its Charter)

            California                                      95-4455341
   (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)

    CHILDREN'S WONDERLAND, INC.
       28310 Roadside Drive
           Suite 220
           Agoura, CA                                         91301
(Address of Principal Executive Offices)                   (Zip Code)

         Issuer's Telephone Number, Including Area Code: (818) 865-1306

              Securities registered under Section 12(b) of the Act:

         Title of Each Class                          Name of Each Exchange on
                                                           Which Registered
     Common Stock, No Par Value                                 NASDAQ
   Warrants to Purchase Common Stock                    BOSTON STOCK EXCHANGE

           Securities registered under section 12(g) of the Act: None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $4,606,319.

         The aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on NASDAQ on September 12, 1996, was $33,013,898.

         As of September 12, 1996 the number of shares of the registrant's Common Stock issued and outstanding was 3,944,970 and the number of shares of the registrant's Warrants to Purchase Common Stock issued and outstanding was 3,007,500.

                       DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the registrant's definitive Proxy Statement for the fiscal year ended June 30, 1996, are incorporated by reference into Part III.

      Transitional Small Business Disclosure Format (check one): Yes _ No X

                                TABLE OF CONTENTS


ITEM                                                                      PAGE
- ----                                                                      ----

PART I

1.    Description  of  Business . . . . . .. . . . . . . . . . . . . . .    3

2.    Description  of  Property . . . . . . . . . . . . . . . . . . . . .  20

3.    Legal  Proceedings  . . . . . . . . . . . . . . . . . . . . . . . .  21

4.    Submission  of Matters to a Vote of Security  Holders . . . . . . .  21

PART II

5.    Market for Common  Equity and Related  Stockholder  Matters . . . .  21

6.    Management's  Discussion  and Analysis or Plan of Operation . . . .  22

7.    Financial  Statements  .  . . . . . . . . . . . . . . . . . . . . .  25

8.    Changes in and Disagreements with Accountants on Accounting and
       Financial  Disclosure  . . . . . . . . . . . . . . . . . . . . . .  26

PART III

9.    Directors, Executive Officers, Promoters and Control Persons
       Compliance  with  Section  16(a) of the Exchange Act . . . . . . .  26

10.   Executive  Compensation  .  . . . . . . . . . . . . . . . . . . . .  26

11.   Security  Ownership of Certain  Beneficial  Owners and Management .  26

12.   Certain  Relationships  and Related  Transactions . . . . . . . . .  26

13.   Exhibits  and  Reports  on Form 8-K . . . . . . . . . . . . . . . .  26

         Signatures  .  . . . . . . . . . . . . . . . . . . . . . . . . .  29

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

RECENT EVENTS

         After the conclusion of the Company's fiscal year covered by this Form 10-KSB, the following events occurred. In July 1996, the Company executed a lease for a new center in Roseville, California. This center is being developed by Pacific Realty Advisors, an unaffiliated real estate developer who developed the Gold River (Sacramento), California center and with whom the Company is holding discussions regarding potential additional sites for centers.

         In August 1996, the Company announced that it has been selected to operate two additional centers at Veterans Administration campuses in Richmond, Virginia and Sepulveda, California. Each center is expected to have an approximate capacity of 200 enrollees and occupy a stand-alone building of approximately 13,000 square feet on the V.A. campus. In total, the Company has been selected to operate five V.A. centers. The first of the Company's V.A. centers is scheduled to commence operations in West Haven, Connecticut this Fall.

         In September 1996, the Company commenced operations of its newest full-service intergenerational care center in Woodland Hills, California. The new state-of-the-art center is located in the Warner Center Business Park, a densely populated corporate business park housing the corporate headquarters and regional operations of dozens of corporations such as Blue Cross of California, Health Net, Well Point and Voit. The Business Park serves over 40,000 employees and houses 10,000 residents. In total, the Company now operates thirteen centers.

BUSINESS SUMMARY

         Children's Wonderland, Inc. (the "Company" or "Children's Wonderland") was incorporated in September, 1993 to own and operate full service family care centers ("Centers") which provide developmentally appropriate educational programs and activities for infants and toddlers (ages 6 weeks to 2 years), preschoolers (ages 3 to 4), kindergartners, and the elderly (ages 60 to 85). The Company also provides before and/or after school care for elementary school aged children. In addition to this "intergenerational" program, the Company plans to offer a mildly ill program at all newly constructed Centers which will provide care for children whose parents must work when the child, due to minor illness, cannot attend the usual child care program.

         The Company's strategic objective is to address the dependent care needs of the working family with its full service family care offering and to target the emerging corporate market for participation in employer sponsored family care benefit programs. The Company plans to operate full service, high quality and innovative family day care centers that meet the needs of all preschool and kindergarten children, as well as the needs of the elderly, in one convenient location.

         The Company was founded on the principle that the early childhood years are the most important in shaping the personality and intelligence of the child. Consequently, the Company is committed to meeting the emotional, social and intellectual needs of the young child by offering well-balanced programs with sufficient structure for security and health, yet enough freedom for creativity. These same goals and commitments apply to the Company's elder care program which is designed to enhance self esteem by providing an environment that fosters the social and intellectual needs of the elderly.

         As of June 30, 1996, the Company operated 12 Centers in geographic areas which are demonstrating significant economic growth. These include the west end of Los Angeles County, Ventura County, southern Orange County, and Sacramento, California, as well as the greater Denver, Colorado area.

         The Company has entered into an agreement with a real estate developer to propose the establishment of Centers at Veterans Administration ("VA") sites across the country. Under this agreement, the Company and the developer will seek the award of the right to operate a Center at a VA site. If the award is granted by the VA, the developer will build the Center to the Company's specifications and lease the Center to the Company. As of June 30, 1996 the Company had been selected to operate three VA day care facilities. These sites include West Haven and Newington, Connecticut and Bay Pines, Florida. (See "Recent Events"). The VA operates approximately 160 sites in the United States. The Company believes that the VA will be awarding additional contracts for child care facilities in the future. Although the Company intends to seek contracts for such sites as it deems appropriate, no assurance can be given that the VA will award contracts for any of those sites or that the Company will be selected by the VA for those sites.

         The Company has two Centers currently under development or construction in Roseville, California and the VA-based Center currently scheduled to open in West Haven, Connecticut this Fall. The Company will not have any lease obligations with respect to these centers until the construction is completed. Additionally, the Company is in negotiations to lease or acquire other Centers, but has not committed to leasing or acquiring any other Center.

         The U.S. child care industry is highly fragmented with an estimated 80,000 licensed child care centers, of which 94% consists primarily of low capacity home-based "cottage industry" operators with limited resources. The size of the child care industry is currently $27 billion, and experts forecast that this size will expand to $40.8 billion by the year 2000. Despite this relatively large industry size and an expected annual growth rate of 14.6% -- the 8th fastest growing industry in the United States -- the top 7 chains account for only 5.8% of the market and only 15-20% of the industry's annual revenue.

         This industry fragmentation, coupled with an increasing push for stricter regulations and licensing requirements, provides significant growth opportunities for well-managed and well-capitalized professional child care providers with a solid business plan that meets the needs of the marketplace.

         In May 1996, the Company completed an initial public offering of Common Stocks and Warrants to Purchase Common Stock, raising $8,050,000 in gross proceeds before deducting related fees and commissions. In the initial underwriting, 1,750,000 units were sold and after exercise of the overallotment allowance, an additional 262,500 units were sold.

         Children's Wonderland believes it is among the first companies to provide intergenerational care, which is the integration of elderly day care with child day care centers. The elder care component of the Company's intergenerational care commenced in June 1994 with the modification of the Company's Oxnard, California Center. In September 1994, the elder care services were inaugurated and, under the direction of the Company's Director of Elder Care Services, the Company commenced developing detailed programs and materials for elders. As of June 30, 1996 the Company operated three intergenerational Centers. The Company has determined that several advantages exist in intergenerational day care, including little competition and management and operating requirements which are similar to child day care. In addition, as a less costly alternative to nursing homes, intergenerational day care is expected to appeal to working families and insurance providers.

         The Company also believes it is one of the first companies to offer a full service "Family Care" concept, whereby the total needs of the working family can be addressed and matched with the needs of corporate employers. Capitalizing on the nearly 30 years of experience of co-founder Debby S. Bitticks, the Company plans to employ a number of strategies to achieve its growth and profitability objectives. These include: (i) high quality, developmentally appropriate educational programs; (ii) an infant/toddler program, an elder care program and mildly ill child care that meets the needs of the working family; (iii) larger, more efficient full service centers that will accommodate approximately 200 enrollees; (iv) introducing The Family Resource Center, a completely new concept in family care in which a therapist is available at each Center to offer parenting and staff workshops and seminars; and (v) competitive pricing.

         Additionally, management plans to expand its markets by establishing five to eight centers within a given geographic region. This strategy will enable the Company to leverage local marketing efforts and achieve cost effective saturation while increasing community involvement and referrals. The Company also intends to expand its future business through: the opening of larger centers (approximately 200 enrollees each) strategically located in corporate office parks; the acquisition of existing centers; pursuing locations in newly planned commercial real estate developments as a feature for the developer and prospective tenants; securing management agreements with corporations, municipalities and religious organizations to operate and administer on-site centers; and the implementation of innovative concepts such as intergenerational day care and mildly-ill child care programs.


BUSINESS OVERVIEW

INDUSTRY BACKGROUND

        Overview. The current population demographics, characterized by the highest birth rates since the "baby boom" and the projected doubling of elders, along with an unprecedented focus upon the critical importance and need for quality family care by parents, employers and government alike, have combined to create significant market opportunities for the Company.

Potential Intergenerational Market Opportunity

         U.S. population (1990)                     248,709,873
                                                    -----------

         Children under 5 yrs.                       20,000,000
         Elders over 65 yrs.                         31,600,000
                Total                                51,600,000

         Potential market as percentage of
            U.S. population                              21%

         Childcare. The U.S. child care industry serves over 12,000,000 infants, toddlers, preschoolers and kindergarten aged children. According to the U.S. Bureau of Labor Statistics, the child care industry is projected to be the 8th fastest growing industry in the U.S. through the year 2000 (growing at better than a 14.6% annual rate through 1995). The industry is generating approximately $27 billion in revenue, a 374% increase from 1982.

         Child care providers include home-based family child care, churches, local YMCAs, government and employer sponsored groups and child care center chains. The care provided ranges from basic "baby-sitting" (offered mainly by home care providers) to well balanced educational programs and activities tailored to the special developmental needs of the child. Approximately 60% of these providers operate for profit. In addition to these organized and regulated care providers, there is a significant number of providers that operate informally and unlicensed.

         However, as depicted below, the for-profit child care center segment of the industry is highly fragmented, as the seven largest chain providers represent only approximately 5.83% of the estimated 48,000 for-profit centers:

SEVEN LARGEST FOR-PROFIT CENTERS AND THE COMPANY:

                                               Number of        % of Total
                                                Centers      For-Profit Centers
                                                -------      ------------------
KinderCare Learning Centers.............          1,235            2.57%
La Petite Academy.......................            780            1.63%
Children's World Learning Centers.......            485            1.01%
Childtime Childcare, Inc................            120            0.25%
Children's Discovery Centers............             92            0.19%
Creative World Schools, Inc.............             48            0.10%
Tutor Time Learning Centers.............             39            0.08%
                                                  -----            ----
   Total................................          2,799            5.83%
                                                  =====            ====

Children's Wonderland, Inc..............             12            0.02%


CHILD CARE CENTERS IN THE UNITED STATES:

Total child care centers................         80,000
Number of for-profit centers............         48,000

     In 1990, more than 4.2 million babies were born in the United States, the highest number since 1961. These statistics translate into approximately 20 million children under the age of five in the United States. In addition, family patterns have also been changing, with half of the children born today being the first or only child in their families. This, combined with the shift to delayed child-bearing, results in many couples with two well-established incomes to spend on one or two children.

     In addition to the increased births, the high level of demand for child care is a direct result of work force trends, as more and more dual-wage working families form. The participation of women in their childbearing years has increased dramatically. Presently, more than 70% of mothers work full-time. Not only are more mothers of young children working today, but they are returning to work sooner after giving birth. In addition, evidence points to the desire of part-time and non-working mothers to work full-time if they could obtain and afford full-day child care. In 1992, 89% of women surveyed saw marriage and children in their future before age 35 and, of those women, 97% planned to resume work after giving birth.

     Elder Care. Increasing numbers of employees are facing the issue of care for their parents in retirement years. Major corporations are beginning to recognize that the need for senior care may be as important to their employees as child care. By the end of this century, it is estimated that there will be over 34 million people over 65 years of age living in this country. In addition, there are currently 6.2 million people over 80 years old. This total is expected to double within 15 years. The integration of elderly day care with child day care centers, known as intergenerational care, is a new concept which is only beginning to be offered by care providers. Through the operation of its existing intergenerational Centers, the Centers to be established at VA sites and new Centers to be established, Children's Wonderland believes it is among the first companies to provide intergenerational care. The management team of Children's Wonderland possesses strong convictions as to the beneficial stimulative impacts of intergenerational interaction between the elderly and young children. In addition to intergenerational activities, the Centers' elder care programs include recreation, cultural activities, physical activities and arts and crafts. These programs are geared to those seniors that are not physically handicapped, but are simply unable to care for themselves at home.

     The Company has determined that several advantages exist in intergenerational day care including little competition, management and operating requirements which are similar to child day care, and the potential market as depicted above. In addition, as a less costly alternative to nursing homes or psychiatric care for depression, intergenerational day care appeals to working families and insurance providers.

     The Company's philosophy is that for every person enrolled in an adult day care center, two people get their lives back: the individual and the family member care giver. Adult day care centers can serve as the cornerstone of community-based, long-term care. Adult day centers are the fastest growing component of community-based long-term care. As the elderly population increases, adult day centers become a practical and appealing part of the solution to long-term care needs. Adult day centers are designed to serve adults experiencing a decrease in physical, mental and social functioning. The adult day center environment recognizes and attends to emotional and intellectual needs, as well as physical.

     Older Americans used to be able to depend on family to take care of them. Today, that solution often is not feasible. Most adult children do not have the time or ability to meet the special needs of aging parents. For those reasons, adult day care is becoming a necessity for many families. As the population ages, adult day care becomes more critical. The average American life expectancy is more than 75 years, up from 63 years in 1940. And due to continuing advances in medicine, many experts believe that it will be close to 80 years by the year 2000.

     As the fastest-growing segment of the population is over 75, adult day care is the fastest-growing segment of long-term care in the United States. Another reason adult day care is becoming very popular is the cost savings that it can offer. Nursing homes cost up to $160.00 a day. Private care at home can easily cost $100.00 a day or more for basic services. Properly trained, certified nurses can charge as much as $50.00 an hour. Adult day-care centers, by contrast, average between $40.00 and $60.00 per day.

     As reported in The Wall Street Journal, the tip of a very disruptive iceberg has surfaced in the workplace, and is changing people's lives and job performance to a degree few had anticipated. Elder care is expected to have a greater impact on the workplace than child care or any other work-family issue so far. As the baby boom generation moves deeper into middle age, the need for elder-care services is expected to increase dramatically.

     About 22% of the work force expect to assume elder-care responsibility over the next three to four years, compared with 15% to 16% who have the responsibility now. By 2005, 37% of U.S. workers are expected to be aged 40 to 54, the prime time for caring for elderly parents. By 2020, more than one in three employees are expected to be providing elder care.

     In late 1993, employee calls concerning elder care from the work-family referral service at U S West Inc., parent of U S West Communications, were reported to exceed child care calls for the first time. Productivity losses from elder care have been estimated at $2,500 per employed care-giver per year, based on time missed from work and the cost of replacing care-givers who quit their jobs altogether, resulting in an estimated $17 billion in annual lost output to elder care in the United States.

     Mildly-Ill Care. The Company believes mildly-ill care is an essential service and competitive advantage in marketing to corporations. The Company's new mildly-ill program is currently available at the Oxnard Center and is expected to be available soon at the Woodland Hills and Gold River (Sacramento) Centers. The program, which the Company plans to make available at all newly constructed Centers, is a departure from the traditional program offerings at most child care centers. Many working days are lost due to the need of parents to remain home with mildly-ill children. The Company intends to market its new mildly-ill program as a service to employers, which would permit employers to buy spaces in advance for children of its employees in order to reduce the loss caused by the parents' absence.

     Industry Trends. Employer provided family care assistance has vastly expanded in the past few years. With pressure from working parents for assistance and a general belief by companies that family care can favorably impact productivity, absenteeism, tardiness, turnover and recruitment, many employers have begun establishing programs which pay for a portion of the family care center tuition. The American Business Collaboration for Quality Dependent Care recently announced plans to spend more than $100 million over the next six years to help employees provide care for children and aging relatives. In making this announcement, the group, which consists of 21 blue chip corporations including AT&T, IBM, Johnson & Johnson, Citicorp and Exxon, stressed that their participation was based on bottom-line business considerations and the need to retain a productive, committed and motivated work force.

     Family care proposals figure prominently at both federal and state levels, in good part as a result of opinion polls which reinforce the high level of public support for child and elder care. Federal tax laws currently provide various tax savings programs and incentives to taxpayers and their employers. Under Sections 125 and 129 of the Internal Revenue Code, employers may establish a Dependent Care Assistance Plan Program ("DECAP Program") for its employees. A DECAP Program enables the employee to pay for family care services with pre-tax income (up to $5,000 in annual benefits). Employees also may be eligible to receive federal or state tax credits for a portion of their family care costs. In addition, the federal government has provided funds for Head Start programs, food programs and block grants in response to clear public concern over the ability of America's parents to find and afford care for their dependents.

     The Company believes that family care assistance, in a variety of forms, will become the employee fringe benefit of the 1990's. The Company also believes that it may even become as common in the employee benefits package as health insurance and paid vacations. The trend in many companies is moving toward a pro-family workplace. In fact, many employers have begun establishing DECAP Programs as part of their standard benefits package. Under a DECAP Program offered by Blue Cross of California, its employees are able to take advantage of tax benefits when they use a Center.

     With the foregoing in mind, the Company has observed a number of evolving trends and issues that will shape the opportunities ahead and, in fact, form the basis of the Company's operating plan. Among those observations are the following:

           - Shortage of Quality Full Service Family Care at Affordable Rates - As indicated, there are numerous child care providers. However, surveys show that the core issue to working parents is locating a highly reputable provider where they can feel comfortable leaving their child for the day and know that their child will get the best possible care in a safe and warm environment. In addition, there is a shortage of infant/toddler programs, mildly-ill care programs, and day care for the elderly.

           - Family Care is Now a "National Agenda" Issue - This issue is getting the full attention of the federal government, which appears to be addressing it as it does most issues - with substantial spending on subsidized programs and tax incentives, and through legislation such as the Family Support Act. In addition to pursuing funding to subsidize the Company's own Centers, the Company believes that by educating corporations about available tax incentives, it can accelerate corporate subsidies of family care services for their employees.

           - Employers are Embracing Family Care as the Benefit of the 90s - As more and more two-wage earner families form, "Corporate America" is looking for a solution to what it sees as an employee productivity and morale issue. Cooperative alliances with family care providers are beginning to appear and clearly is a market opportunity of the 90s.

           - With All this Limelight Comes More Regulation - The need for quality family care is increasing licensing requirements, operating standards and other complexities that clearly favor the professional provider over the family run provider.

           - Absence of One Dominant Provider Affords Significant Growth Potential - Fragmentation in the industry means that there are significant growth opportunities for well-managed and well-capitalized family care providers with a solid business plan that meets the needs of the marketplace.

         In preparation for expansion, the Company is targeting certain primary areas for Center clusters. In each of those areas, the Company is engaged in some phase of its development process ranging from either constructing a facility, working with an area economic development agency or evaluating sites, to discussions regarding purchasing existing centers. The Company has entered into leases for new Centers in Roseville, California and West Haven, Connecticut. Both of these Centers are under construction or development and the Company will not have any lease obligations until the construction is completed. Except for those leases, the Company does not have any other commitment to lease or acquire any other Center. However, the Company is in negotiations to lease or acquire numerous other centers, but has not committed to leasing or acquiring any other center.

         The Company is founded on two basic principles, the first being that the early childhood years are the most important in shaping the personality and intelligence of a child. The second is that more and more families are seeking alternative solutions to enhancing the quality of life for their elder dependents. Consequently, the Company is committed to meeting the emotional, social and intellectual needs of these groups by offering a well-balanced program with sufficient structure for security and health, yet enough freedom for creativity.

OPERATIONS AND PROGRAMS

         Facilities. As of June 30, 1996 the Company owned and operated twelve child care Centers, with three additional facilities under construction or development. The twelve Centers under operation, as of June 30, 1996, had a state aggregate licensed capacity of 1,394 children/elders and a total enrollment of 1,081. The licensed capacity of each of the Company's Centers can fluctuate from time to time due to the Centers' configuration and changes in the mix of enrollment. The Company's executive offices are located in Agoura, California. The Company's child care Centers are located as follows:

       Location                                        Location

Agoura, California                          Woodland Hills, California**
Gold River (Sacramento), California         Aurora, Colorado (3 Centers)
Lake Forest, California                     Edgewater, Colorado
Newbury Park, California                    Lakewood, Colorado
Newhall, California                         Westminister, Colorado
Oxnard, California                          West Haven, Connecticut*
Roseville, California*

- ---------------
*Center is under construction or development.
** Commenced operations in September 1996 (see "Recent Events").

         Licensed capacity of the Company's Centers ranges from 70 to 190 enrollees as of June 30, 1996. Actual enrollments can be higher because some children are enrolled on a part-time basis. The Centers generally operate at between 60% and 100% of licensed capacity. The Company's current weekly charges for full day service range from $79 to $135 per child, depending on the location of the Center and the age of the child. Each Center is administered by a Director who is responsible for the operation and maintenance of the Center. Each Child Care Center Director is required to meet specific educational and experience requirements for state licensing and Company requirements. Directors are trained and supervised by the Company's Regional Directors, who visit the

Centers on a weekly basis in order to monitor and review teaching, food preparation and handling, sanitation, employee quality and other aspects of each Center's operations. Most of the Centers also employ Assistant Directors.

         Current Child Care Curriculum. Children's Wonderland believes in a well-balanced program; one that offers sufficient structure for security, yet enough freedom for creativity. The Company believes in the development of the "whole child" and therefore its programs are designed to meet the emotional, social, cognitive and physical needs of each person.

         These programs are developmentally appropriate at all levels. The main objective of each Center is to provide a safe, happy, developmentally appropriate environment for children and elders so that parents and care givers can feel confident that their loved ones are receiving the best possible care in their absence.

         Infants and Toddlers. At Children's Wonderland, management understands that, except for the prenatal period of development, a human being's most rapid growth and development takes place during the first twenty-four months of life as an infant and toddler. Children who exist in a stimulating environment with warm, responsive care givers experience peak development. Children's Wonderland takes pride in providing a loving, interesting and safe atmosphere in which infants and toddlers can grow and develop, and use all of their senses to explore the world around them. The infant and toddler program is offered at most of the Company's centers.

         Pre-school. Each child is guided and encouraged, in a safe and nurturing environment, to grow and develop at a speed which is comfortable for him/her. The developmental objectives are similar, but the actual lesson plans are designed to accommodate the extreme variances in the development between two and five year olds. Learning centers grow in complexity throughout the year, focusing on beginning math, language, science (discovery), music, dramatic play and art. This curriculum employs anti-bias concepts. Portfolio assessments are completed and shared with parents three times a year.

         Kindergarten. The learning center concept is continued through kindergarten, increasing in complexity as designed in the Company's curriculum. Emphasis is placed on "hands-on" math skills and phonics based reading skills. Upon completion of this program and with teachers' care and direction, the kindergartners are well prepared for the challenges of first grade.

         Flex-Care. This program is designed for parents with unpredictable schedules. It allows parents to take advantage of a safe, caring environment when unexpected appointments, errands or working hours are necessary.

         Before and After School Care - Summer Day Camp. These programs provide children with social, physical and creative activities in addition to summer field trips, before and after school and during the summer. Before and after school programs are offered at many of the Centers. The Summer Day Camp is offered at all locations.

         Mildly Ill. Many working hours are lost due to a parent's need to remain home with a mildly-ill child. The Company, like most child day care centers, has not in the past cared for visibly ill children, and only provided limited care for children who may become mildly-ill while at a Center (consisting of isolating the child and contacting the parent to pick up the child). However, the Company has developed a mildly-ill program which departs from the traditional program offerings at most child day care Centers. Children's Wonderland's new program is designed to provide care for those children whose parents must work when the child, due to minor illness, injuries, or post operative conditions, cannot attend the usual child care program. Under this new program, mildly-ill children and attending staff (one or two individuals based on state licensing requirements) will be isolated from the Center's other enrollees through the use of separate outside entrances, classrooms and restroom facilities. As of June 30, 1996, this new program was offered at the Oxnard, California Center and is planned to open soon at the Gold River (Sacramento), California and Woodland Hills, California Centers. These Centers have the capacity for nine mildly-ill children each. The Company plans to include these new program facilities at all newly constructed Centers that it will open, including the Roseville Center and the West Haven Center. Rates for mildly-ill day care will not substantially exceed those charged for "well" enrollee care. These rates are expected to offset any anticipated increased cost for the new mildly-ill care program.

         The Family Resource Center. The Family Resource Center, a unique and integral component of the services of the two D&D Centers, has been operating since 1986 at the Agoura Center. Developed by Debby S. Bitticks (the Chief Executive Officer of the Company) in conjunction with a family therapist advisor, The Family Resource Center has been carefully developed to provide essential psychological consulting, and educational and referral resources, particularly for parents, and to assist parents and dependents in dealing with developmental problems, illness, divorce or death. The Family Resource Center functions at each of the Centers and is operated by a state licensed family therapist advisor. In some cases, a single advisor will support more than one Center.

         Additionally, the Company utilizes The Family Resource Center as another service to market to employers. Seminars and workshops have been developed on relevant family care topics that help employees deal with the stress and anxiety that frequently occur when managing work and family issues. By providing a vehicle such as The Family Resource Center to assist its employees with their family care issues, it is believed that the employer benefits through higher productivity, better morale and reduced absenteeism.

         The Family Resource Center contributes to the family care center community as well as the community at large by addressing the important needs and concerns of parents, families and staff. Parents often feel burdened by the conflict between family and work responsibilities. In those cases, The Family Resource Center provides stress reduction and psychological support, education in child development, counseling to improve parenting skills, referrals for serious problems and crisis intervention. Initial consultation session fees and certain group educational sessions, available to all parents who have children enrolled at a Center, are provided at no cost to the parent. Any additional costs to the parents, as may be charged by the family therapist advisor for supplemental consultation services, are based on customary family therapist fees established in the local community.

         By providing services to families, teachers and staff, The Family Resource Center is one of the principal ways that the whole family (and the community) can be integrated into the family care services provided by the Company.

         Intergenerational Centers. With respect to the elder care market, increasing numbers of employees are facing the issue of care for their parents in retirement years. By the end of this century, it is estimated that there will be over 35 million people over 65 years of age living in the United States. Intergenerational activities, in which children and elders share company twice a day in small groups, are an important part of Children's Wonderland. In addition to intergenerational activities, this program includes recreation, cultural activities, physical activities and arts and crafts.

         The Company operates intergenerational centers as a component of its full service operation, housed within the same facility as child care. This intergenerational service component is referred to as the Highland Club. As an organization for adult support (ages 60 to 85), the Highland Club offers a daily structured curriculum and activities specifically designed to meet the needs and interests of each senior at a current rate of approximately $40 per day. Each adult, who might otherwise spend time alone while his or her care giver is at work or away, creates positive relationships which work to strengthen members' dignity and sense of purpose. The program has three components: social - to maintain the human touch; physical - to keep muscles toned; and mental - to assist in memory retention. As a part of each day's program, the seniors interact twice a day with the children at Children's Wonderland for events such as arts and crafts, chair volleyball and cooking, in each case supervised by the Company's professional staff.

         The elder care component of the Company's intergenerational care commenced in June 1994 with the modification of the Company's Oxnard Center. In September 1994, the elder care services were inaugurated and under the direction of the Company's Director of Elder Care Services, the Company commenced developing detailed programs and materials for elders. The Company refined the Highland Club concept at its Oxnard-based National Training Center during fiscal year 1995, completing curriculum and operations manuals, standards of operation, and staff training programs. As of June 30, 1996 the Company operated three intergenerational Centers. Two additional Highland Club programs are scheduled to open in Fall 1996 (Woodland Hills, California and West Haven, Connecticut) each with the capacity for approximately 16 elders. All newly constructed Centers to be opened by the Company are designed as intergenerational Centers which will have a capacity for 15 to 40 elders per Center. Additionally, the Company plans to convert some of its acquired Centers to intergenerational facilities depending on demographics of the community as well as available square footage.

         Veteran Administration Centers. In June 1994, the Company entered into an agreement with a real estate developer ("Diversified Intergenerational Care") to propose the establishment of Centers at Veterans Administration ("VA") sites across the country. Under this agreement, the developer will notify the Company of all VA sites at which the VA is seeking to award the right to operate a Center and at which the developer desires to build a Center. If the Company determines that a site is acceptable, the Company and the developer will seek the award of the right to operate a Center at the specific VA site. If the award is granted by the VA, the developer will build the Center to the Company's specifications and lease the Center to the Company on a "triple net" basis for one ten-year term with three five-year renewal options. The minimum initial rent under each lease is $1.00 per square foot per month of all building improvements (not including playground equipment) on each site, with rental adjustments on a periodic basis based on the Consumer Price Index for that locality.

         In 1995, the Company was selected to operate full service intergenerational Centers on the campus of VA hospitals in West Haven and Newington, Connecticut and Bay Pines, Florida (see "Recent Events"). Each
Center is expected to have an approximate capacity of 200 enrollees and occupy a stand-alone building of approximately 13,000 square feet on the VA campuses.

         The Company expects to open the West Haven Center during Fall 1996. Although the Company expects the additional VA sites to be constructed during 1997, under the agreement with the developer of the VA sites, the developer is responsible for construction of each facility.

         The VA operates approximately 160 sites in the United States. The Company believes that the VA will be awarding additional contracts for child care facilities in the future. Although the Company intends to seek contracts for such sites as it deems appropriate, no assurance can be given that the VA will award contracts for any of those sites or that the Company will be selected by the VA for those sites.

         Corporate Programs. In its efforts to target the corporate market for participation in family care benefit programs, the Company has developed a marketing program that utilizes federal and state tax policies as a mechanism for facilitating employer involvement in establishing a DECAP Program for its employees. In some states, employers are also eligible for tax credits when making these programs available to their employees. By using DECAP Programs as a selling strategy, the Company is able to demonstrate significant dependent care cost savings for employees while providing a solution for employers' problems concerning employee absenteeism, turnover, and productivity. In November 1994, Blue Cross of California began offering subsidies to its employees who use the Centers. In addition to the subsidy, Blue Cross provides a DECAP Program for its employees, which enables them to take advantage of tax benefits which reduce the effective cost of the services. This provides a savings to both the employer and the employee.

         Medicaid Program. In August 1995, the State of Colorado approved the Company to receive Medicaid reimbursement with respect to its elder care services as a Home and Community Based Services provider for Adult Day Care. This approval was provided under the Omnibus Budget Reconciliation Act of 1981. Under this Act, Congress established a home and community-based Medicaid waivers program to permit states to develop alternatives to institutional long-term care services. Approximately a dozen states, including Colorado, currently have Medicaid waiver programs in place.

         Training. The Company is committed to providing continuous cost effective training programs for its Center Directors and staff, and is planning to provide video transmission and reception capabilities at selected Centers to reduce travel costs and enhance the quality and frequency of such training. Management believes that having such remote education services and a well trained staff will appeal to the corporate marketplace and provide a competitive advantage.

         The Company has established a National Training Center to train new Center Directors, Regional Directors and staff on matters such as Center operations, administrative procedures, marketing and other business issues, in addition to education and curriculum content. The Company believes its emphasis on training is important in its efforts to attract and retain the best professionals in the industry. Management believes that a better trained staff, more attuned to the issues and concerns of employees and care givers, will be better prepared to market the Company's services and result in higher capacity utilization than its competitors.

         Potential Future Services and Products. The Company presently intends in the future to offer access to a data base of family care issues through a proposed site on the Internet World Wide Web. The Company also intends to create and sell audio and video tapes and printed materials to care givers to provide guidance and assistance on a variety of subjects of concern.

BUSINESS STRATEGY

         The Company's key management possesses years of industry experience. Over that time, management has developed programs directed at addressing the needs of the entire family, especially dual working parents, and drawing in the needs of their employers. Management believes that it has the proper balance and depth of child care, elder care, and business backgrounds and is committed to growth and profitability through providing high quality family care.

         Management's goal is to build a national chain which competently provides premium quality care to children and elders, breaking out of the industry's norm of fragmented ownership where single operators own fewer than five centers. By having a full service family care Center which includes infant care, child care, mildly-ill care, elder care and a staff therapist under one roof, the Company's goal is to achieve daily rates and margins above those traditionally experienced in the child care industry.

         The Company's strategy includes (i) operating five to eight large (approximately 200 person capacity each) Centers situated in business parks within a demographically attractive region and (ii) aggressively market the centers to local employers. By concentrating in large, efficient Centers in particular local markets, the Company expects to achieve significant operating cost advantages (including marketing and training costs). The Company also expects to increase the enrollments and the revenues at each Center through its marketing programs and by offering infant and toddler programs, as well as elder care, at each Center.

         Family care services will include programs for children ranging in age from six weeks to six years of age, elders ranging in age from 60 to 85 years of age, and a mildly-ill program for children who, due to minor illness, cannot attend the usual child care program. The Company will also provide before and/or after school to elementary school aged children. The Company can thus address the needs of all preschool, kindergarten and mildly-ill children as well as the elderly in a family in one location, eliminating the need for a parent to provide daily transportation to multiple sites. Centers will be strategically located proximate to the parents' workplace and/or residential area. As an additional service to the parents, children, elders and employers, each facility will establish a "Family Resource Center" to provide psychological consultation, education and referrals to help parents reconcile their working lives and family responsibility and ease personal stress.

         In addressing the needs of the entire family by providing a full service, high quality and convenient family care environment, the Company views its role as representing the extended home for children and the elderly. The Company believes that this philosophy and the full service family care that it will provide make the Company well positioned to take advantage of the dynamic emerging trends in the industry. The Company's strategy includes the following elements:

         Provide High Quality Care. The programs developed by Children's Wonderland are geared to the special developmental needs of the children and the elderly and are taught by dedicated and experienced teaching personnel in a truly caring environment. These programs utilize the guidelines developed by the National Association for the Education of Young Children ("NAEYC"), a voluntary child care industry association that seeks to develop high quality programs for the care and education of young children. By following these guidelines, the Company believes that each Center will be able to obtain accreditation by the NAEYC. As relatively few child care centers currently are accredited, accreditation for the Centers should not only demonstrate the high quality care offered by the Company, but also should provide the Company with a competitive advantage for attracting employers and parents.

         Design and Operate Large, Efficient Full Service Centers. New facilities will accommodate approximately 200 enrollees versus 120 or less in the typical child care chain center due to the Company's infant/toddler program, which is estimated to constitute 25% of enrollments at any given Center, and its elder care program. This will enable the Company to:

         - "Keep the Family Together" by offering care for siblings from six weeks to twelve years of age, as well as care for the elderly,

         - Provide high quality full service family care and facilities at less cost per enrollee by maintaining the same teacher/enrollee ratios while being able to offer more programs and administrative services; and

         - Utilize both classrooms and teachers more efficiently.

         Expand Geographic Regions. Five to eight Centers will be placed in small geographic regions which will enable the Company to achieve the following advantages:

         - Ability to "leverage" local marketing effort and achieve cost effective saturation; and

         - Increased community involvement and referrals that can feed multiple Centers.

         Introduce Innovative Concept-The Family Resource Center. A completely new concept in care is The Family Resource Center, in which a therapist is on staff at each facility to offer parenting workshops, staff workshops, community seminars and limited free advice to parents. This service should provide a marketing advantage to the Company. The Company's management, based on its nearly 30 years of experience, believes Children's Wonderland is the only family care company known to it to be presently offering this type of program in a single facility.

         Address the Needs of the Working Families. A full curriculum of developmentally appropriate care and special programs assures parents that their children and elderly dependents are receiving an enriching experience. One location for all of their preschool (infant through kindergarten) and elderly dependents, extended hours, and locations convenient to places of employment, will allow the parents to visit during the day and better coordinate work schedules.

         Implement Tight Management Controls. Through close supervision of the Centers by regional management, the introduction of standardized operating procedures and staff utilization tools and the application of cost effective information systems technology, it is anticipated that the Centers can be operated at maximum efficiency and profitability, which will facilitate fast growth into new regions.

         Competitive Pricing. Each Center adjusts the Company's standard prices to conform to local economic issues, competitive pressures, and mix of current attendance. The rates of local competitors and other economic conditions are monitored by the Regional Directors assigned responsibility for their respective Centers.

MARKETING

         The Company's marketing plan is carried out by the concerted efforts of a Marketing Director and the Regional Directors who possess a specialized understanding of their particular markets. Supplementing these full time employees are a number of assistants as well as marketing consultants who provide services with respect to telemarketing, advertising, public relations, and business to business sales.

         The Company's current marketing program for all Centers include direct mail promotion and telephone book display advertising. Telemarketing programs, promoting elder care services, also have been used. The Company's public relations efforts have resulted in numerous newspaper articles on intergenerational care, as well as two television news stories on the intergenerational care programs at the Oxnard, California and Gold River (Sacramento), California Centers. Additionally, the Company's Chief Executive Officer appeared on a TV talk show discussing intergenerational care issues and is often contacted by various media sources to discuss family care issues. In February 1996, the Company commenced a marketing project with the Dun & Bradstreet MarketPlace data base in conjunction with geographic information system software to produce a business to business marketing program for the Gold River Center. The Company also mailed an announcement of the opening of the Gold River Center to homes within that Center's primary marketing territory. Similar programs will be utilized for marketing the grand opening of the Woodland Hills Center and the Company plans on utilizing these programs to market its other Centers when necessary.

         In June 1996, the Company launched a nationwide intergenerational marketing program in conjunction with the Creative Children's Group, to air a special episode of "Bloopy's Buddies" on PBS television. The Creative Children's Group created "Bloopy's Buddies" as an innovative and educational children's program. The program, a weekly half-hour series, is devoted to exercise, nutrition, safety and resiliency issues. The Company has agreed to sponsor the first series, which consists of thirteen programs - one of which is "Bloopy Goes to Preschool" (at Children's Wonderland) which will be filmed at one of the Company's Centers. The segment will educate children on what to expect their first day of school and will include a visit to the Highland Club.

         The strategic approach to sales and marketing at Children's Wonderland will be directed toward several distinct customer bases. These are the corporate employer, the parents of the children, the VA and the local community.

         The Corporate Marketing Strategy. The Company intends to market to the corporate employer both directly to the employer and indirectly through the commercial real estate property developer.

         Marketing Directly to Corporate Employers. The Company foresees substantial prospective demand by corporate employers for family care services. The specific benefits which the Company will emphasize to employers include:

           - Having the facility located near the workplace, thus reducing traffic problems, tardiness, absenteeism and reduction of employee stress due to proximity to their dependents.

           - Employer benefit of prepaid enrollment space, which ensures spaces for their employees' dependents as a work fringe benefit.

           - The benefit of having the flexibility to adjust the prepaid enrollment space to the blend of ages of employees' children and elder dependents.

           - The benefit of an infant care program allowing a parent to return to work earlier than otherwise after childbirth.

           - The benefit of meeting special needs of the employer such as extended hours during tax season or the holiday sales season.

           - The benefit of utilizing a DECAP Program to optimize the federal and state tax deductions and credits available to the employer and its employees.

         Marketing to Developers. The Company intends to aggressively pursue locations in newly planned commercial real estate developments. In differentiating its approach from that of the competition, Children's Wonderland will act as both a feature for prospective tenants in large commercial developments, by offering on-site family care, as well as benefiting the commercial developer itself through direct marketing efforts based on the developer's tenant listing.

         The Parent Marketing Strategy. The sales and marketing approach with which Children's Wonderland will target parents utilizes a composite of traditional advertising sources such as direct mailing, yellow pages listings, newspapers and other germane print advertisements, as well as direct involvement with the parents themselves. Both forms of marketing will emphasize the service products offered by the Company, especially stressing those which are relatively unique, such as The Family Resource Center.

         Management believes that its marketing approach will help situate new family care centers in locales where prospective demand is greatest. This approach is expected to result in significantly higher levels of pre-registrations prior to opening of new facilities. Since the location of facilities will be critical to maximizing occupancy rates and the ultimate success of Children's Wonderland, the Company is targeting two distinct types of locations--Centers located in commercial areas which will be leased by the Company and Centers located on-site at an employer's facility which will be managed by the Company.

         Veterans Administration Strategy. Through an agreement with a real estate developer, the Company is seeking to establish Centers to be located on VA property. As of June 30, 1996 the Company has been selected to operate three VA Centers and will attempt to obtain contracts for many of the approximately 160 sites that are expected to be awarded in the next several years (see "Recent Events"). However, no assurance may be given that the Company will be selected for any or all of these VA awards. The Company believes that the establishment of these three Centers, and any other Centers pursuant to contracts awarded by the VA, will enable the Company to "pre-sell" and provide a base from which to further expand to new regions.

         Market to Local Community. To achieve economies of scale in management, operations and advertising and attain general awareness of the community social characteristic, the Company will attempt to cluster its Centers within a distinct geographic region, such as a county or city. This community-centric approach should assist the Company in dealing with the local, specific needs of each region.

         To better address the needs of employers and their employees, the Company will locate Centers in commercial areas proximate to high concentrations of office buildings, and other large existing or prospective commercial retail and research and development complexes. This type of location will permit the Company to provide family care services to multiple employers in one commercial area which is convenient to the employees.

         The Company also will seek to establish a referral network with respect to its elder care services. In elder care, 5% of referrals for elder care come from: health care professionals (physicians, nurses, hospital discharge planners), social service agencies, employers, and the Alzheimer's Association. Approximately 19% of referrals are from friends, family, current or previous clients, church members/ministers, mail carriers, and co-workers. Other referrals result from traditional marketing such as newspapers, television, radio, telephone books, billboards, and community functions. In September 1995, the Company initiated a localized telemarketing program aimed at families with elders located close to the Oxnard Center, which resulted in approximately 13% of the families contacted inquiring about the Company's elder care services. The Company believes that the telemarketing program proved effective during testing in Oxnard, and currently plans on utilizing similar telemarketing efforts at its other intergenerational sites.

COMPETITION

         Competition comes from many different forms of care providers. In terms of pure numbers, the Company expects that it will encounter competition in most markets primarily from single-unit (i.e., non-chain) family day care providers, YMCA and church operated facilities, some of which may provide subsidies to its enrollees. Based on a strategy to develop relatively large centers geared toward the corporate market, the Company believes that it can compete more effectively than these other providers.

         Nevertheless, as the Company grows and enters new geographic regions, it expects to encounter and compete with the larger child care chains, some of which will be competing for the same corporate market as will the Company. Among the child care center chains, there are only about a dozen for-profit companies that operate more than twenty centers, and 90% of the for-profit firms in the business have less than five centers. In the past, the majority of these chain centers were located in city neighborhoods or suburban communities, but many new centers are being located in or near office buildings or business parks that house one or more companies. Entrepreneurs have been attracted by the fast growth and fragmented nature of the industry. Many venture capital firms expect to see additional large firms emerging in the future and are funding new start-ups according to industry reports. Several years ago, many predicted that the mid-size chains would be substantially acquired by the large chains, leaving the industry with a few monoliths and numerous small independent operations. This has not occurred, as mid-sized firms appear to be better positioned to cost effectively concentrate their resources by setting up multiple centers in the markets in which they choose to compete.

         The seven largest chains and the number of centers they operate are:

                                              Number of              For Profit
                     Name                      Centers              Market Share
KinderCare Learning Centers..............        1,235                   2.57%
La Petite Academy........................          780                   1.63%
Children's World Learning Centers........          485                   1.01%
Childtime Childcare, Inc.................          120                   0.25%
Children's Discovery Centers.............           92                   0.19%
Creative World Schools, Inc..............           48                   0.10%
Tutor Time Learning Centers..............           39                   0.08%
                                                 -----                   -----
   Total.................................        2,799                   5.83%
                                                 =====                   =====

Children's Wonderland, Inc...............           12                   0.02%

While the Company believes it can compete favorably with those chains based on its full service and intergenerational programs, each has substantially greater financial and other resources than the Company. There can be no assurance that the Company will not experience competitive pricing pressure that could adversely affect its results of operations.

     Many non-profit child care centers have lower occupancy costs for their facilities than does the Company, and consequently charge less for their services. However, it is anticipated that in those cases Children's Wonderland will compete principally by offering trained personnel, professionally planned educational and recreational programs, well equipped facilities and additional services.

GOVERNMENTAL REGULATION

     Each Center must be licensed under applicable state or local licensing laws and is subject to a variety of state and local regulations. Although these regulations vary from jurisdiction to jurisdiction, governmental agencies generally review the safety, fitness and adequacy of the buildings and equipment, the ratio of staff to enrolled children, the dietary program, the daily curriculum and compliance with health standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of the Centers and licenses must be renewed periodically. Repeated failures of a Center to comply with applicable regulations can subject it to sanctions, which might include probation or, in more serious cases, suspension or revocation of the Center's license to operate. The Company believes that each of its Centers is in substantial compliance with such requirements.

 In the ordinary course of business, the Centers, like others in the day care industry, from time to time have received statements of deficiency and, occasionally, citations for failure to comply with various state regulatory requirements. To date, such statements of deficiency and citations have not had any material adverse effect on the Company or any of the Centers and no statements of deficiency or citations are pending. Based on its operating policies and compliance procedures, quality assurance programs and past experience, the Company does not believe that any of the Centers is likely to receive any statements of deficiency or citations which would, either individually or in the aggregate, have a material adverse effect on the Company's operations.

     Federal regulations require compliance by the states with minimum standards in order to qualify for participation in federal assistance programs, including Medicaid, which are administered by the states. Under Section 422 of the Social Security Act, the federal government provides assistance to states which have an established plan for child-welfare services, including child care services. Medicaid refers to the various state administered health programs for the indigent that have been created by federal law. Subject to certain minimum federal requirements, each state defines the extent and duration of the services covered by its Medicaid program. Although there are certain federal requirements governing the payment levels for Medicaid service, each state has its own methodology for making payment for services provided to Medicaid recipients. Typically, Medicaid payment rates are less than the Centers' established charges for services provided to Medicaid patients. The Company estimates that less than 10% of its revenue is derived from various state public assistance programs. The Company believes that a reduction in such programs should not have a material adverse effect on its business.

     To the best knowledge of the Company, no property leased by the Company has been cited for violation of any environmental law and the Company is not aware of any environmental problem related to the property leased by the Company for which the government may order compliance with environmental laws. In the event the government does order compliance with environmental laws, depending on the terms of the lease with respect to the affected property, the Company may be required to bear the costs of such compliance.

     The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime compensation and working conditions. A significant portion of the Company's personnel are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage will increase the Company's labor costs.

SUPPLIERS

     The Company is not dependent on any single supplier of equipment or supplies, and has not entered into any material, long term contracts with any such supplier.

INSURANCE

     The Company maintains comprehensive general liability insurance, which provides coverage for both bodily injury and property damage and specific coverage for child physical and sexual abuse. Although there can be no assurance, the Company believes such insurance coverage is adequate. The Company has not experienced difficulty in obtaining insurance coverage, but there can be no assurances that adequate insurance coverage will be available in the future, or that the Company's current coverage will protect it against all possible claims.

SEASONALITY

     The Company's revenues will vary throughout the year. As is the case throughout the childcare industry, the Company's first quarter (the summer months of July, August and September) generally reflects the lowest revenues. To address this matter, the Company is in the process of developing an enhanced summer camp program which would bring in additional revenue during the summer months and help with client retention. The fourth quarter generally reflects the highest revenues for each year.

EMPLOYEES

     As of June 30, 1996 the Company had 265 employees, 198 of whom were full-time. The Company believes that its future success will depend in part on its ability to attract and retain qualified employees. The Company believes that its relations with its employees are good. The employees are not parties to any collective bargaining agreements and the Company does not anticipate becoming a party to any such agreements.


COMPANY DEVELOPMENT

     Children's Wonderland was incorporated in California in September 1993 to create a national chain of full service family care Centers, including child and elder (intergenerational) day care.

        In February 1994, the Company opened a Center in Newbury Park, California. This Center, which was formerly operated by a national child care chain, had been closed since August 1993. In May 1994, the Company acquired two family care centers (the "D&D Centers") from subsidiaries of D&D Child Development Corporation ("D&D") located in Agoura ("Agoura Center") and Oxnard, California. In connection with that acquisition, the Company issued 105,443 shares and assumed D&D's or its subsidiaries' obligations of approximately $671,000 in liabilities. Approximately 24,655 shares were used by D&D and its subsidiaries to pay their creditors in full satisfaction of all outstanding liabilities (other than the liabilities being assumed by the Company). The remaining approximately 81,008 shares were issued by the Company to shareholders of D&D and its subsidiaries at an issue price of $0.02 per share in consideration of their consent to the sale of the D&D Centers.

         In August 1994, the Company acquired an existing center located in Lake Forest, California for $231,810 in cash and notes. In January 1995, the Company acquired an existing center located in Newhall, California for $300,000 in cash and notes, and entered into leases for five locations in the Denver, Colorado, area. The locations in the Denver area were previously operated by an unaffiliated entity, which had filed for bankruptcy. With respect to such five locations, the Company purchased all of the furniture, fixtures and equipment located therein out of the entity's bankruptcy for $40,000 in cash. In December 1995, the Company acquired an existing center located in Edgewater, Colorado for $95,000 in cash and notes and in March 1996, the Company opened a Center in Gold River (Sacramento), California.

         These 12 Centers are in geographic areas which are demonstrating significant economic growth. These include the west end of Los Angeles County, Ventura County, southern Orange County and Sacramento, California, as well as the greater Denver, Colorado area.


TRADEMARKS

         The Company has the rights to federally registered trademarks or service marks in the Children's Wonderland name and logo, as well as "The Family Resource Center" and "Keeping The Family Together," which collectively reflect a philosophy which integrates the need of the child, the parent and the family as a whole. This philosophy forms the cornerstone of what the Company stands for and wishes to project. Additionally, "The Highland Club" is currently in the process of federal registration and all necessary documentation has been submitted to the United States Patent and Trademark Office. The Company believes that these marks will highlight and better distinguish its services from that of its competitors.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's principal executive offices are located in Agoura, California, comprising approximately 3,808 square feet. The space is currently leased at the rate of $3,884 per month until June 30, 1999. When the prior lease expired on August 31, 1996, the Company entered into a new lease agreement for an additional three years. The new lease provided for additional office space which enabled the Company to relocate some of its management personnel from the Field Office in Oxnard, California to the principal executive offices so that they are able to work more closely with one another. The Company believes that these facilities will satisfy its needs for at least the next twelve months. In addition, the Company leases each of the fifteen facilities that house (or upon completion of construction, will house) the Centers, such leases being on a "triple net" basis on the terms described below:

                                                                    Current
                                                         Approx.    Monthly
Address                                                  Sq. Ft.     Cost          Expiration
- -------                                                  -------     ----          ----------
27400 Canwood St., Agoura, California                    14,500      $15,500       May, 2006
21772 Lake Forest Dr., Lake Forest, California            7,560      $10,584       July, 1999
107 Teardrop Court, Newbury Park, California              8,500       $6,300       December, 2003
700 Esplanade Dr., Oxnard, California                    11,600      $11,000       January, 2014
25022 N. Hawkbyrn Ave., Newhall, California               3,800       $4,000       January, 2000
15250 E. 6th Ave., Aurora, Colorado                       6,400       $3,920       February, 2000
3225 S. Wadsworth Blvd., Lakewood, Colorado               5,012       $2,924       February, 2000
9102 W. 88th Ave., Westminister, Colorado                 5,320       $2,217       March, 2001
1400 Ironton, Aurora, Colorado                            6,000       $2,100       February, 2000
18707 E. Hampden Ave., Aurora, Colorado                   3,680       $2,300       April, 1999
5207 W. 26th Ave., Edgewater, Colorado                    4,800       $3,050       October, 2003
2317 Gold Meadow Way, Gold River, California             11,600      $15,080       January, 2006
5855 DeSoto, Woodland Hills, California                  12,247      $11,635       April, 2006
Roseville, California                                    11,600   $15,544(1)       10 years after commencement
950 Campbell Ave., West Haven, Connecticut               11,500   $16,500(1)       10 years after commencement

- ----------------------

 (1) These Centers are not currently open and lease obligations do not commence until construction of these Centers is completed. The anticipated openings are Fall 1996 for the West Haven Center and 1997 for the Roseville Center. The current monthly cost shown for these Centers is the base monthly rental payable during the first year following the commencement of the lease.

         The Company also is in the process of negotiating leases for the Centers to be opened at VA sites in Newington, Connecticut; Bay Pines, Florida; Sepulveda, California, and Richmond, Virginia. Although the Company expects the additional VA sites to be constructed during 1997, under the agreement with the developer of the VA sites, the developer is responsible for the construction of the facility.

ITEM 3.  LEGAL PROCEEDINGS

            The Company is not a party to any legal proceedings. It is anticipated that from time to time it will be subject to claims, suits and complaints that arise in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK MARKET AND OTHER INFORMATION

         The Company's common stock and warrants are traded on the NASDAQ Small Cap Market under the symbols CWIC and CWICW, respectively, and have been traded on that market since May 7, 1996. Prior to such date, there was no public trading market for the Company's equity securities.

         The following table sets forth the high and low sales price of a share of the Company's common stock as reported by NASDAQ from the inception of trading on May 7, 1996 through the year ended June 30, 1996, which is the Company's fiscal year end (the only period in which the Company's securities were publicly traded).

- ----------------------------- ----------------------------- ---------------------------- ----------------------------
YEAR                          QUARTER                       HIGH                         LOW
- ----------------------------- ----------------------------- ---------------------------- ----------------------------
- ----------------------------- ----------------------------- ---------------------------- ----------------------------
1996                          06/30/96                      9 3/4                        6 1/2
- ----------------------------- ----------------------------- ---------------------------- ----------------------------

         The following table sets forth the high and low sales price of a warrant as reported by NASDAQ from the inception of trading on May 7, 1996 through the year ended June 30, 1996, which is the Company's fiscal year end (the only period in which the Company's securities were publicly traded).

- ----------------------------- ----------------------------- ---------------------------- ----------------------------
YEAR                          QUARTER                       HIGH                         LOW
- ----------------------------- ----------------------------- ---------------------------- ----------------------------
- ----------------------------- ----------------------------- ---------------------------- ----------------------------
1996                          06/30/96                      4 1/2                        1 1/2
- ----------------------------- ----------------------------- ---------------------------- ----------------------------

         The Company's common stock and warrants are also traded on the Boston Stock Exchange under the symbols CWO and CWOWF, respectively, and have been traded on that Exchange since September 9, 1996.

         As of September 12, 1996, there were 89 holders of record of the Company's common stock.

         As of September 12, 1996 there were 9 holders of record of the Company's warrants.

DIVIDEND POLICY

         The Company has not paid any dividends on its Common Stock to date. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Board does not expect to declare or pay any dividends in the foreseeable future.

TRANSFER AGENT AND REGISTRAR

         Continental Stock Transfer & Trust Company of New York, New York, serves as transfer agent and registrar of the Company's common stock and warrants.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         This Annual Report on Form 10-KSB contains forward-looking statements. A forward-looking statement may contain words such as "will continue to be", "will be", "continue to", "expect to", "anticipates that", "to be", or "can impact". Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.


OVERVIEW

         Children's Wonderland was incorporated in September 1993 to create a national child and elder day care (intergenerational) chain, which provides developmentally appropriate educational programs and activities for children ages six weeks to 6 years old, and nurturing, safe care for the special needs of elders (generally over 60 years of age). The Company also provides before and/or after school care for elementary school aged children.

         The Company's initial public offering was completed in May 1996, thus providing the Company with funds to take advantage of a perceived need for full service, multi-location, elder/child day care. For fiscal year 1996, the Company experienced substantial growth, with revenue increasing by 26% to $4,606,319, as compared to $3,655,188 for the fiscal year ended June 30, 1995. Two Centers were added during fiscal year 1996, which represents a 23% increase in occupied Center square footage, a 14% increase in employees, and an approximate 30% increase in state-licensed Center capacity as compared to fiscal year 1995.

         In both fiscal years 1996 and 1995, the Company incurred losses as a result of significant costs associated with the establishment of the corporate infrastructure. These costs included the documentation of intergenerational Center operating procedures and curriculum, hiring new management, creation of standard Center purchase and long-term lease agreements, creation of prospective site evaluation and selection criteria, establishment of a National Training Center, and creation of regional sales and development functions. A significant portion of these costs represent expenses required to break out of the child care industry's norm of small, "mom and pop", backyard-based operations.

RESULTS OF OPERATIONS

The following table sets forth the percentage of Center revenue represented in the Company's statement of operations for the periods indicated:

                                                  Year Ended June 30,
                                               1995               1996
                                         ----------------    ---------------
Revenue                                           100.0%             100.0%
                                         ----------------    ---------------
Operating Expense
   Payroll and Related Costs                       60.0%              65.8%
   Center Facilities Costs                         20.7%              20.7%
   General and Administrative                      39.4%              37.1%
   Development Costs                                5.8%               8.0%
   Other                                            6.8%               8.4%
   Depreciation and Amortization                    3.8%               7.4%
                                         ----------------    ---------------
      Total                                       136.5%             147.4%
                                         ----------------    ---------------

Operating Loss                                   (36.5%)            (47.4%)
                                         ----------------    ---------------

   Interest Expense, net                            6.6%               7.8%
   Other Non-Operating Costs                        7.7%               4.6%
                                         ----------------    ---------------

Net Loss                                         (50.9%)            (59.9%)
                                         ================    ===============


COMPARISON OF FISCAL YEAR 1995 TO 1996

Revenue. Revenue increased 26% to $4,606,319 for fiscal year 1996, as compared to $3,655,188 in fiscal year 1995. The increase in revenue was attributed to the timing of Center acquisitions as well as to an increase in the number of Centers in operation and the related increase in Center capacity. The Company acquired seven Centers at various times throughout fiscal year 1995; these Centers were in operation for the entire fiscal year of 1996. Moreover, two additional Centers were opened by the Company during fiscal year 1996; one Center was acquired from a third party while the other Center represented a new Center opening. The Company's state licensed, elder/child capacity for the ten Centers in operation as of June 30, 1995 was 1,079 persons, compared to twelve centers as of June 30, 1996 with a total capacity of 1,394. This represents a capacity increase of approximately 30%. Management expects revenues to continue to increase in the future as additional Centers are developed by the Company or acquired from third parties. Management also expects revenues to increase as enrollment levels are expected to rise at existing Centers due to site improvements and enhanced marketing made possible from the initial public offering funds.

Operating Expense - Payroll and Related Costs. Payroll costs related to Center operations increased 38.2% to $3,030,776 for fiscal year 1996, as compared to $2,193,704 in fiscal year 1995. The increase resulted from an approximate 32% increase in the average number of employees from 183 for fiscal year 1995 to 240 for the current fiscal year. Center payroll expenses as a percent of Center revenues increased due to the temporary need for proportionately higher staffing levels at recently opened Centers in order to provide proper training to new employees. State law for licensed day care facilities requires a specific ratio of elders/children to teachers. Accordingly, Center payroll expense generally fluctuates in relationship to attendance levels at each Center, and as such payroll expenses are expected to continue to increase as attendance levels increase.

Operating Expense - Center Facilities Costs. Facilities costs increased 26.1% to $953,831 for fiscal year 1996, as compared to $756,704 for fiscal year 1995, although the balance remained consistent as a percent of revenues.

This expense category consists primarily of facilities rent expense. The increase was due to the timing of Center acquisitions; the Company added seven Center facilities, representing an approximate 52% increase in Center space, under long term lease at various times during fiscal year 1995. Two additional Centers were added during fiscal year 1996, representing an approximate 23% increase in Center space. At June 30, 1996, center space consisted of 88,772 square feet as compared to 72,372 square feet as of June 30, 1995. Facilities costs are expected to continue to increase as new Centers are added.

Operating Expense - General & Administrative. General & administrative costs increased 18.6% to $1,709,279 for fiscal year 1996, as compared to $1,440,902 for fiscal year 1995; however, the balance actually decreased as a percent of revenue, from 39.4% to 37.1% of revenue for fiscal years 1995 to 1996, respectively. The majority of the balance relates to the continued development of internal operating systems and management personnel, legal and consulting fees related to the development of purchase and real estate agreements as well as the Company's national development strategy, and other general expenses. Although the Company intends to continue the development and refinement of such items, management believes that total general and administrative expenses will continue to decrease as a percent of revenue as additional Centers are opened and revenues continue to increase.

Operating Expense - Development Costs. Development costs increased 73.5% to $368,270 for fiscal year 1996, as compared to $212,257 for fiscal year 1995. The increase was related to increased development efforts during the current fiscal year. The Company acquired a new Center in Denver, Colorado in the second quarter and opened a new Center in Gold River (Sacramento), California in the third quarter of fiscal year 1996. In addition, new Centers in California and Connecticut are expected to open in the first half of fiscal year 1997.

Operating Expense - Other. Other operating expenses increased 56.1% to $389,093 for fiscal year 1996, as compared to $249,317 for fiscal year 1995. This expense category includes the cost of Center supplies, food, special activities, and other Center related items. As such, this balance increases as total enrollment increases. The balance remained relatively consistent as a percent of revenue, increasing from 6.8% to 8.4% percent of revenue for fiscal years 1995 and 1996, respectively.

Operating Expense - Depreciation & Amortization. Depreciation & amortization increased 147.3% to $339,888 for fiscal year 1996, as compared to $137,420 for fiscal year 1995. The increase is related to increased fixed assets balances and capitalized acquisition and start up costs related to new Center additions during the year and increased amortization expense related to two capital leases entered into during the current year.

Operating Loss. Operating loss increased 63.6% to $2,184,818 for fiscal year 1996, as compared to $1,335,116 for fiscal year 1995. The increase in the operating loss was related to increased Center payroll expenses as a percent of Center revenues due to the temporary need for proportionately higher staffing levels at recently opened Centers, increased development costs related to two new Centers in California and Colorado, and increased depreciation and amortization expenses related to the increased facilities, equipment, and intangible assets related to goodwill and the start-up of Centers.

Interest Expense, Net. Net interest expense increased 48.2% to $360,294 for fiscal year 1996, as compared to $243,067 for fiscal year 1995. The increase was due to increased borrowings prior to the Company's initial public offering under both short- and long-term debt agreements which were required to finance the Company's cash requirements for both expansion and development as well as current operations.

Other Non-Operating Costs. Other non-operating costs decreased 24.2% to $212,699 for fiscal year 1996, as compared to $280,743 for fiscal year 1995. In addition, such costs decreased from 7.7% of revenue to 4.6% of revenue. This expense includes costs related to acquisition activities and other items. The decrease is due to the completion of acquisitions during fiscal year 1996. As the costs related to completed acquisitions are capitalized rather than expensed, the expense for the current year is less than that of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

        To date, the Company has financed its operating cash needs primarily from vendor credit, the sale of equity securities, loans from certain stockholders, the private placement of promissory notes and convertible promissory notes and the delivery of promissory notes to the sellers of certain acquired Centers. In May 1994, the Company raised $1,000,000 in gross proceeds from a private placement of Common Stock and warrants to purchase Common Stock; in September 1994, the Company completed a private placement of convertible promissory notes totaling $806,000 in gross proceeds; in February 1995 and July 1995, a private placement of promissory notes generated a total of $275,000 in gross proceeds. In addition, stockholders have provided $350,000 in loans and $378,608 in long term notes were issued for the purchase of Centers. In September 1995, the Company raised $531,800 in gross proceeds from a private offering of Common Stock and warrants to purchase Common Stock. The Company raised $1,000,000 in gross proceeds from the completion in January 1996 of the private placement of its 6% Senior Convertible Preferred Stock and Warrants to purchase Common Stock. In May 1996, the Company completed an initial public offering of Common Stock and Warrants to purchase Common Stock. The offering raised $8,050,000 in gross proceeds before deducting related fees and commissions. Subsequent to fiscal year end, the Company negotiated a $100,000 line of credit with a bank. The credit line carries interest at 9.25% per annum. No amounts have been drawn on such line as of June 30, 1996. In addition, the Company negotiated a $400,000 multiple disbursements term promissory note agreement with a bank. The agreement expires in August 2000 and carries interest at the bank's prime lending rate (currently 8.25%) plus one percent per annum. As of June 30, 1996 no amounts have been borrowed under this agreement.

        At various times since July 1993, the Company has experienced severe cash flow shortfalls from operations and as a result of its inability to secure financing on a timely basis. During these times the Company used funds otherwise payable to state and federal governments for payroll taxes to satisfy its current obligations. Since September 1995, the Company has remained current in its payments of payroll taxes, and in fiscal year 1996 the Company paid all delinquent payroll taxes, along with related penalties and interest.

        The Company's investing activities have been primarily related to acquiring or constructing new Centers, renovating and upgrading existing Centers, and costs associated with debt financing prior to the initial public offering.

         The Company's operating activities used $808,429 and $2,687,823 of cash during fiscal years 1995 and 1996, respectively, primarily due to the start-up of five Centers in the Denver, Colorado area in fiscal year 1995 and two additional Centers, one each in Denver, Colorado and Gold River (Sacramento), California during fiscal year 1996, the development of internal operating systems, hiring of management, the engagement of consultants for the development of elder and child care curriculum, and the use of consultants to formulate the Company's national development strategy.

        Funds available under the Company's new $100,000 line of credit and the $400,000 term note, along with cash presently on hand, should be sufficient to meet the Company's cash needs for at least the next twelve months, although additional expansion, be it through acquisition or otherwise, will likely require the Company to raise additional cash. Should additional financing not become available, the Company believes that appropriate reductions in corporate expense can be achieved to adequately provide liquidity for the next twelve months. However, there can be no assurance that the Company will not need additional funds in the future.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements of the Company are submitted as a separate section of this Form 10-KSB on pages F-1 through F-18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended June 30, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 15, 1996.

ITEM 10.  EXECUTIVE COMPENSATION

         The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended June 30, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 15, 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended June 30, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 15, 1996.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended June 30, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 15, 1996.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS


          Item
          Number           Description
          ------           -----------

3.1 Amended and Restated Articles of Incorporation and Amendments thereto of the Registrant. (1)

3.2      Bylaws of the Registrant(1)

4.1      Form of Warrant Agreement and Warrant Certificate(1)

4.2      Form of Underwriters Unit Purchase Option(1)

4.3      Form of Common Stock Certificate(1)

10.1 Employment Agreement dated December 1, 1993 between the Registrant and Debby S. Bitticks and amendment dated December 15, 1995(1)

10.2 Employment Agreement dated June 1, 1995 between the Registrant and Robert M. Wilson.(1)

10.3     Amended 1993 Incentive Stock Option Plan (1)

10.4 Incentive Stock Option Agreement dated June 1, 1995 between the Registrant and Kenneth W. Bitticks(1)

10.5 Incentive Stock Option Agreement dated June 1, 1995 between the Registrant and Robert M. Wilson(1)

10.6 Agreement dated June 24, 1994 between the Registrant and Scott L. Shafer and Bernard L. Ginsberg(1)

10.7     Agreement dated June 15, 1995 between Registrant and Brian T.
         Fitzpatrick(1)

10.8 Asset Purchase Agreement dated December 27, 1993 between Registrant and D&D Child Development Corporation(1)

10.9 Asset Purchase Agreement dated December 27, 1993 between Registrant and Growth and Learning Center(1)

10.10 Asset Purchase Agreement dated December 27, 1993 between Registrant and Children's Village of Oxnard, Inc.(1)

10.11    Credit Agreement dated November 30, 1993 between Registrant and Kenneth
         W. Bitticks(1)

10.12 Amendment to Credit Agreement dated April 25, 1994 between Registrant and Kenneth W. Bitticks(1)

10.13 Subscription Agreement dated November 30, 1993 between Registrant and Debby S. Bitticks(1)

10.14 Subscription Agreement dated November 30, 1993 between Registrant and Kenneth W. Bitticks(1)

10.15 Subscription Agreement dated November 30, 1993 between Registrant and Brian T. Fitzpatrick(1)

10.16 Subscription Agreement dated November 30, 1993 between Registrant and Stefan Harlan(1)

10.17 Subscription Agreement and Letter of Investment Intent dated April 29, 1994 between Registrant and Kenneth W. Bitticks and Debby S. Bitticks(1)

10.18    Indemnity Agreement dated June 15, 1995 between Registrant and Kenneth
         W. Bitticks and Debby S. Bitticks(1)

10.19 Security Agreement dated November 30, 1993 between Registrant and Kenneth W. Bitticks(1)

10.20 Commercial Lease dated November 13, 1993 between Registrant and KASCO for 27400 West Canwood Street, Agoura, California(1)

10.21 Lease Agreement dated December 17, 1993 between Registrant and Teardrop Partners for 107 Teardrop Court, Thousand Oaks, California (Newbury
         Park)(1)

10.22 Lease Agreement dated February 1, 1994 between Children's Village of Oxnard, Inc. and Martin V. Smith, Trustee of the Martin V. Smith and Martha K. Smith 1990 Smith Trust and Assignment and Addendum to

         Lease dated March 1, 1994 between Registrant, Martin V. Smith, Trustee of the Martin V. Smith and Martha K. Smith Family Trust and Children's Village of Oxnard for 700 Esplanade Drive, Oxnard, California(1)

10.23 Build-to-Suit Lease for a Child Care Center, Gold River, California dated April 1995 between Registrant and Panattoni-Catlin Venture (Sacramento)(1)

10.24 Office Lease dated March 13, 1995 between Registrant and Warner Center Business Properties III, L.P. and First Amendment to Lease dated June 19, 1995 between Registrant and Warner Center Business Properties III, L.P. for 5855 DeSoto, Woodland Hills, California(1)

10.25 Build-to-Suit Sublease for a Child Care Center, West Haven, Connecticut dated June 16, 1995 between Registrant and Medical Marketing & Management(1)

10.26    Form of Director and Officer Indemnification(1)

10.27 Commercial Lease dated May 31, 1996 between Registrant and KASCO for 27400 West Canwood Street, Agoura, California(2)

10.28    1996 Stock Option Plan(2)

24       Power of Attorney(2)

(1) Filed as an exhibit of the same number to the Company's Registration Statement on Form SB-2 (Registration Number 333-00400-LA)

(2)      Filed herewith.


(b)   REPORTS ON FORM 8-K

     During the fourth quarter of Fiscal Year 1996, the Company's Form 8-K dated June 24, 1996 was filed with the Securities and Exchange Commission to announce the execution of a new ten year lease between Registrant and KASCO for 27400 West Canwood Street, Agoura, California.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Children's Wonderland, Inc.
                                          (Registrant)

Dated:  September 27, 1996                By: /s/ Robert M. Wilson
                                              --------------------
                                          Robert M. Wilson
                                          President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                            Date
- ---------                           -----                            ----


/s/ Debby S. Bitticks     Chief Executive Officer             September 27, 1996
- ---------------------         and Director
Debby S. Bitticks        (Principal Executive Officer)




* Kenneth W. Bitticks     Chairman and Director               September 27, 1996
- ---------------------
Kenneth W. Bitticks



/s/ Robert M. Wilson      President, Chief Financial          September 27, 1996
- --------------------      Officer and Director
Robert M. Wilson          (Principal Financial and
                          Accounting Officer)


* Michael L. Laney        Director                            September 27, 1996
- ------------------
Michael L. Laney



* James W. Gott           Director                            September 27, 1996
- ---------------
James W. Gott



*  By: /s/ Robert M. Wilson
      ---------------------
         Robert M. Wilson
           Attorney-in-Fact

                          INDEPENDENT AUDITORS' REPORT



We have audited the accompanying balance sheets of Children's Wonderland, Inc. (the "Company") as of June 30, 1995 and 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1995 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
- -------------------------
Deloitte & Touche LLP


Los Angeles, California
August 30, 1996

                           CHILDREN'S WONDERLAND, INC.
                                 BALANCE SHEETS
                             JUNE 30, 1995 AND 1996

- --------------------------------------------------------------------------------

                                     ASSETS



                                                                June 30, 1995    June 30, 1996
                                                                -------------    -------------
CURRENT ASSETS:
       Cash and cash equivalents                                 $   65,072       $3,210,418
       Accounts Receivable, net of allowance for
          doubtful accounts of $29,473 and $42,676 as of
          June 30, 1995 and 1996, respectively                       70,783           64,667
       Prepaid Expenses                                              57,223          104,979
                                                                 ----------       ----------
                 Total Current Assets                               193,078        3,380,064

EQUIPMENT AND IMPROVEMENTS, NET (Notes 3 and 7)                     241,666          429,325

CAPITALIZED LEASES (Net of accumulated amortization of
       $141,825 and $227,991 as of June 30, 1995 and 1996,
       respectively) (Note 6)                                       872,528        2,120,060

INTANGIBLE ASSETS, NET (Note 4)                                     593,253          633,415

DEPOSITS AND OTHER                                                  178,355          433,650
                                                                 ----------       ----------

TOTAL ASSETS                                                     $2,078,880       $6,996,514
                                                                 ==========       ==========




                        See Notes to Financial Statements

                           CHILDREN'S WONDERLAND, INC.
                                 BALANCE SHEETS
                             JUNE 30, 1995 AND 1996


- --------------------------------------------------------------------------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)




                                                                          June 30, 1995      June 30, 1996
                                                                          -------------      -------------
CURRENT LIABILITIES:
       Accounts Payable                                                   $   336,937        $   480,837
       Accrued Expenses (Note 5)                                              889,558            434,665
       Due to Stockholders (Note 10)                                          361,000            383,000
       Current Portion of Long Term Debt (Note 7)                             126,982            325,991
       Current Portion of Capitalized Lease Obligation (Note 6)               125,000            283,103
                                                                          -----------        -----------
                 Total Current Liabilities                                  1,839,477          1,907,596
                                                                          -----------        -----------

LONG TERM DEBT, less current portion (Note 7)                               1,485,567            468,261
                                                                          -----------        -----------

CAPITALIZED LEASE OBLIGATION, less current portion (Note 6)                   934,858          2,083,483
                                                                          -----------        -----------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 2, 10, 11, and 12):
       Common Stock, no par value;
         20,000,000 shares authorized; 649,164 and 3,925,689 shares issued and outstanding as of June 30, 1995 and 1996,
         respectively                                                       2,162,033          9,638,040
       Accumulated Deficit                                                 (4,343,055)        (7,100,866)
                                                                          -----------        -----------
                 Total Stockholders' Equity (Deficit)                      (2,181,022)         2,537,174
                                                                          -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $ 2,078,880        $ 6,996,514
                                                                          ===========        ===========




                        See Notes to Financial Statements

                           CHILDREN'S WONDERLAND, INC.
                            STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1995 AND 1996

- --------------------------------------------------------------------------------

                                                           Year Ended
                                                           ----------
                                                June 30, 1995       June 30, 1996
                                                -------------       -------------
REVENUE                                          $3,655,188          $4,606,319
                                                 ----------          ----------

OPERATING EXPENSE:
       Payroll and Related Costs                  2,193,704           3,030,776
       Center Facilities Costs                      756,704             953,831
       General & Administrative                   1,440,902           1,709,279
       Development Costs                            212,257             368,270
       Other                                        249,317             389,093
       Depreciation & Amortization                  137,420             339,888
                                                 ----------          ----------
            Total Operating Expense               4,990,304           6,791,137
                                                 ----------          ----------

OPERATING LOSS                                    1,335,116           2,184,818

NON-OPERATING EXPENSE:
       Interest Expense, net                        243,067             360,294
       Other Non-Operating Costs                    280,743             212,699
                                                 ----------          ----------

NET LOSS                                         $1,858,926          $2,757,811
                                                 ==========          ==========

NET LOSS PER SHARE (Note 2)                                          $    (2.03)
                                                                     ==========




                        See Notes to Financial Statements

                           CHILDREN'S WONDERLAND, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       YEARS ENDED JUNE 30, 1995 AND 1996

- --------------------------------------------------------------------------------

                                                      6% Senior
                                             Convertible Preferred Stock         Common Stock
                                             ---------------------------         ------------
                                              Number                        Number                      Accumulated
                                             of Shares         Amount      of Shares       Amount         Deficit          Total
                                             ---------         ------      ---------       ------         -------          -----
BALANCE, July 1, 1994                                                        633,755     $2,161,683     $(2,484,129)    $  (322,446)

       Issuance of Common Stock                                               19,812            450                             450
       Retirement of Common Stock                                             (4,403)          (100)                           (100)
       Net loss                                                                                          (1,858,926)     (1,858,926)
                                                                             -------     ----------     -----------     -----------

BALANCE, June 30, 1995                                                       649,164      2,162,033      (4,343,055)     (2,181,022)

       Issuance of Convertible Preferred
         Stock                                 1,000,000     $ 861,543                                                      861,543
       Issuance of Common Stock (net
         of offering costs of $2,089,736)                                  2,241,144      6,495,064                       6,495,064
       Exercise of Warrants                                                    5,000         25,000                          25,000
       Conversion of Convertible
         Preferred Stock to Common
         Stock                                (1,000,000)     (861,543)    1,000,000        861,543                              --
       Conversion of Long Term Debt                                           30,381         94,400                          94,400
       Net Loss                                                                                          (2,757,811)     (2,757,811)
                                              ----------     ---------     ---------     ----------     -----------     -----------

BALANCE, June 30, 1996                                --     $      --     3,925,689     $9,638,040     $(7,100,866)    $ 2,537,174
                                              ==========     =========     =========     ==========     ===========     ===========




                        See Notes to Financial Statements

                           CHILDREN'S WONDERLAND, INC.
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1995 AND 1996

- --------------------------------------------------------------------------------

                                                                         Year Ended
                                                                         ----------
                                                              June 30, 1995      June 30, 1996
                                                              -------------      -------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
    Net Loss                                                  $(1,858,926)       $(2,757,811)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                               137,420            339,888
      Interest expense paid off with common stock                                     21,834
      Changes in operating assets and liabilities:
        Accounts receivable, net                                  (40,079)             6,116
        Prepaid expenses                                          (17,554)           (47,756)
        Accounts payable                                          171,968            143,900
        Accrued expenses                                          747,367           (454,893)
        Deferred operating lease payments                          28,081             56,823
        Other                                                      23,294              4,076
                                                              -----------        -----------
              Net cash used in operating activities              (808,429)        (2,687,823)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to intangible assets                               (159,970)          (153,154)
    Additions to equipment and improvements                      (165,027)          (235,452)
    Increase in deposits and other assets                        (115,533)          (255,295)
                                                              -----------        -----------
              Net cash used in investing activities              (440,530)          (643,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Due to stockholders                                           350,000             22,000
    Long term debt borrowings                                   1,136,000            268,977
    Long term debt repayments                                     (57,859)        (1,053,774)
    Principal payments on capital leases                                             (53,900)
    Financing costs                                              (116,000)          (958,339)
    Issuance of 6% senior convertible
      preferred stock                                                                861,543
    Issuance of common stock                                          450          7,390,563
    Repurchase of common stock                                       (100)
                                                              -----------        -----------
              Net cash provided by financing activities         1,312,491          6,477,070

NET INCREASE IN CASH AND CASH EQUIVALENTS                          63,532          3,145,346

CASH AND CASH EQUIVALENTS, Beginning of period                      1,540             65,072
                                                              -----------        -----------

CASH AND CASH EQUIVALENTS, End of period                      $    65,072        $ 3,210,418
                                                              ===========        ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest                  $   186,193        $   350,213
    Cash paid during the period for income taxes                       --                 --

                                                                     (continued)

                        See Notes to Financial Statements

                           CHILDREN'S WONDERLAND, INC.
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1995 AND 1996

- --------------------------------------------------------------------------------

Non-cash Transactions:

In August 1994, the Company issued a $178,600 note in connection with the purchase of a center in California. In January 1995, the Company issued a $200,000 note in connection with the purchase of another center in California (see Note 2).

In January 1995, the Company assumed a $21,218 note and issued a $40,000 note in connection with the purchase of five centers in Colorado.

In December 1995, the Company assumed $23,998 in notes and issued a $61,002 note in connection with the purchase of a center in Colorado.

In May 1996, the Company completed an initial public offering of common stock and warrants to purchase common stock. In connection with the offering, 1,000,000 shares of outstanding 6% senior convertible preferred stock were converted into 1,000,000 shares of common stock, and 41,298 shares of common stock were issued to retire $94,400 of outstanding debt and $21,834 of accrued interest. In addition, $892,333 of capitalized net financing costs were charged to equity upon the successful completion of the offering.

In May 1996, the Company entered into a capital lease transaction related to $150,000 of equipment at various centers.

In June 1996, the Company entered into a long term lease agreement for a center facility in California; the lease term expires May 31, 2006. The lease has been accounted for as a capital lease, and accordingly, an asset and an obligation in the amount of $1,210,628, the net present value of the minimum lease payments upon inception of the lease, was recorded in June 1996.




                                                                     (concluded)




                        See Notes to Financial Statements

                           CHILDREN'S WONDERLAND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1995 AND 1996

- --------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Children's Wonderland owns and operates full service intergenerational family care centers. At June 30, 1996, the Company operated twelve centers located in California and Colorado.

Basis of Presentation

The Company had a net loss of $1,858,926 and $2,757,811 for the years ended June 30, 1995 and 1996, respectively. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not reflect the liquidation value of assets and liabilities. In May 1996, the Company successfully completed an initial public offering of common stock and warrants to purchase common stock. The offering resulted in gross proceeds of $8,050,000 before deducting underwriters' fees and other costs of the offering. In addition, the Company negotiated a $100,000 line of credit and a $400,000 multiple disbursement term promissory note agreement with a bank (see Note 14) subsequent to June 30, 1996. The Company plans to utilize the funds provided by these sources for the purpose of opening new full service family day care centers and renovating various existing centers in order to increase revenues sufficient to cover overhead and generate positive cash flows.

Revenue Recognition and Concentration of Credit Risk

The Company recognizes revenue upon the daily delivery of family day care services. Prepaid tuition is deferred and recognized on a straight-line basis over the term of the period in which the service is to be provided. Revenues are derived from customers whose residence or place of employment is in close proximity of the respective center. The Company has recorded an allowance for doubtful accounts to cover the difference between recorded revenues and the collections from customers. The allowance and provision for bad debts are adjusted periodically based upon the Company's evaluation of historical collection experience and other relevant factors.

Cash and Cash Equivalents

Cash and cash equivalents include checking and money market accounts with original maturities of less than ninety days.

Equipment and Improvements

Equipment and improvements are recorded at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over their useful lives or the respective lease terms, whichever are less.

Intangible Assets

Intangible assets represent cost in excess of net assets acquired of certain purchased centers, costs incurred in connection with the finding and successful acquisition of new centers, and costs incurred to effect the Company's debt financing activities. The cost in excess of net assets acquired and acquisition costs are amortized over a 15 year life on a straight-line basis. Capitalized debt financing costs are amortized over the life of the respective debt agreements on a straight-line basis. The Company assesses, on a periodic basis, the recoverability of intangible assets by projecting non-discounted future cash flows over the remaining amortization period.

                           CHILDREN'S WONDERLAND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1995 AND 1996

- --------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Start-Up Centers

The Company considers newly built centers to be start-up centers. Due to the seasonality of the school year, it may take up to one year for student enrollment to ramp up to normal capacity levels. As certain fixed costs are incurred regardless of enrollment levels, the Company believes that a start-up center's operating results for its first year of operations are not indicative of a normal operating level. As such, Company policy is to classify all operating costs as development costs for a start-up center's first year of operations.

Use of Estimates in the Preparation of the Financial Statements

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts which differ from those estimates.

Fair Value of Financial Instruments

The recorded values of the Company's financial instruments approximate their fair values as the interest rates are not significantly different than the market interest rate. The fair value of convertible notes payable due to stockholders and directors (see Notes 7 and 10) can not be determined due to their related party nature.

Current Accounting Pronouncements

The FASB has issued SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. This statement does not require the application of the fair value method and allows the continuance of the current accounting method, which requires accounting for stock compensation awards based on their intrinsic value as of the grant date. However, SFAS No. 123 requires pro forma disclosure of net income as if the fair value based method of accounting had been applied. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. The Company has elected not to adopt the fair value provisions of this statement.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year presentation.


NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT)

On May 7, 1996, the Company completed an initial public offering of 1,750,000 units, each of which included one share of common stock and one warrant to purchase an additional share of the Company's common stock for a price of $5.00 per share. The price to the public was $4.00 per unit. Additionally, the Company closed on the underwriter's overallotment of an additional 262,500 units on May 24, 1996. In connection with the offering, 1,000,000 shares of outstanding 6% senior convertible preferred stock were automatically converted into common shares at a conversion rate of 1 to 1. The proceeds from the offering are to be used for expansion of the Company, repayment of debt, and acquisition of additional full service family day care centers.

                           CHILDREN'S WONDERLAND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1995 AND 1996

- --------------------------------------------------------------------------------

NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

Supplementary net loss per share has been computed assuming that shares issued upon conversion of 6% senior convertible preferred stock and convertible debt were outstanding from the time these convertible instruments were issued until June 30, 1996 and after adjusting for interest expense related to the convertible debt. Supplementary net loss per share for the year ended June 30, 1996 thus amounts to $1.35 per share.

Due to the significant amount of shares of common stock issued during fiscal year 1996, net loss per share and supplementary net loss per share for the year ended June 30, 1995 have not been presented as such information is not indicative of the Company's performance on an on-going basis. The weighted average number of common and common equivalent shares used in computing net loss per share and supplementary net loss per share for the year ended June 30, 1996 amounted to 1,358,641 and 1,979,254, respectively. These amounts are significantly less than the 3,925,689 number of shares actually outstanding as of June 30, 1996 since the initial public offering was completed approximately two months prior to fiscal year end.


NOTE 3 - EQUIPMENT AND IMPROVEMENTS, NET

Equipment and improvements consist of the following:

                                   June 30, 1995  June 30, 1996     Useful Life
                                   -------------  -------------     -----------
Furniture & Fixtures                 $260,443       $293,007          5 Years
Office Equipment                       31,293         64,116          5 Years
Vehicles                               46,524         44,675          5 Years
Leasehold Improvements                 52,528         97,042       Life of Lease
Construction in Progress                9,195        163,525
                                     --------       --------
                                      399,983        662,365
Less Accumulated Depreciation         158,317        233,040
                                     --------       --------

Equipment & Improvements, Net        $241,666       $429,325
                                     ========       ========

Depreciation expense was $42,491 and $75,125 for the years ended June 30, 1995 and 1996, respectively.

                           CHILDREN'S WONDERLAND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1995 AND 1996

- --------------------------------------------------------------------------------

NOTE 4 - INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

                                                  June 30, 1995    June 30, 1996
                                                  -------------    -------------
Cost in excess of net assets acquired               $472,630         $529,729
Capitalized financing costs                          116,385           28,750
Capitalized acquisition costs                         62,582          158,637
                                                    --------         --------
                                                     651,597          717,116
Less Accumulated Amortization                         58,344           83,701
                                                    --------         --------

Intangible Assets, Net                              $593,253         $633,415
                                                    ========         ========

Amortization expense was $57,931 and $178,598 for the years ended June 30, 1995 and 1996, respectively.


NOTE 5 - ACCRUED EXPENSES

Accrued expenses consists of the following:

                                                June 30, 1995      June 30, 1996
                                                -------------      -------------
Accrued salaries and wages                        $172,289           $176,236
Accrued payroll taxes                              526,983            144,619
Accrued audit and legal fees                        10,000             50,000
Accrued interest                                    56,874             35,789
Accrued vacation                                    30,000             28,021
Accrued severance pay                               87,644
Other                                                5,768
                                                  --------           --------

Accrued Expenses                                  $889,558           $434,665
                                                  ========           ========


NOTE 6 - CAPITALIZED LEASE OBLIGATION

In September 1991, a predecessor company entered into a capital lease, which was subsequently assumed by the Company, for land and a building related to one of its centers. Upon inception, the lease was recorded as both an asset and an obligation equal to the present value at the beginning of the lease term of the minimum lease payments. The lease term is 22 years and 5 months, and the fair value of the land at the inception of the lease was less than 25% of the total fair value of the leased assets. As such, both land and the building are being amortized as a single unit over the life of the lease. Amortization expense was $36,998 and $71,076 for years ended June 30, 1995 and 1996, respectively, and is included in operating expense - depreciation and amortization. Interest has been imputed at 13% per annum.

                           CHILDREN'S WONDERLAND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1995 AND 1996

- --------------------------------------------------------------------------------

NOTE 6 - CAPITALIZED LEASE OBLIGATION (CONTINUED)

In May 1996, the Company entered into an agreement to lease equipment related to various centers. Upon inception, the lease was recorded as both an asset and an obligation equal to the present value at the beginning of the lease term of the minimum lease payments. The lease term is 2 years, and ownership of the equipment reverts to the Company upon termination of the lease term. As such, the leased equipment is being amortized over the respective useful lives of the equipment, which is five years. Amortization expense was $5,000 for the year ended June 30, 1996 and is included in operating expense - depreciation and amortization. Interest has been imputed at 6.8% per annum, which is the interest rate implicit in the lease.

In June 1996, the Company entered into a capital lease for land and several buildings related to one of its centers. Upon inception, the lease was recorded as both an asset and an obligation equal to the present value at the beginning of the lease term of the minimum lease payments. The lease term is 10 years, and the fair value of the land at the inception of the lease was less than 25% of the total fair value of the leased assets. As such, both land and the buildings are being amortized as single unit over the life of the lease. Amortization expense was $10,089 for the year ended June 30, 1996 and is included in operating expense - depreciation and amortization. Interest has been imputed at 9.25% per annum, which is the Company's incremental borrowing rate (see Note
14).

The following is a schedule by years of future minimum lease payments for the capital leases together with the present value of the net minimum lease payments as of June 30, 1996 (In the early years of the first lease, interest exceeds scheduled payments):

          Year Ended
           June 30,
           --------
             1997                                                 $  398,460
             1998                                                    395,403
             1999                                                    342,848
             2000                                                    342,848
             2001                                                    342,848
          Thereafter                                               2,739,079
                                                                  ----------
      Total minimum lease payments                                 4,561,486
      Less amount representing interest                            2,194,900
                                                                  ----------
      Present value of net minimum lease payments                  2,366,586
      Less current portion                                           283,103
                                                                  ----------

      Long term portion                                           $2,083,483
                                                                  ==========

                           CHILDREN'S WONDERLAND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1995 AND 1996

- --------------------------------------------------------------------------------

NOTE 7 - LONG TERM DEBT

Long term debt consists of the following:

                                                                    June 30, 1995   June 30, 1996
                                                                    -------------   -------------
Convertible notes payable to individuals, interest at 12% per annum, payable in quarterly installments of $7,883 through May
31, 1997, at which time the entire principal is due and
payable. As a result of the initial public offering, $458,850 of the outstanding principal was paid in cash and $94,400 was converted into the Company's common stock at a weighted
average conversion rate of $2.00 per share. At June 30, 1996,
$210,000 was due to stockholders and directors                       $  806,000       $252,750

Promissory notes payable to individuals, interest at 12% per annum. Principal and interest are due and payable in full upon the earlier of an underwritten public offering or February 28,
1998. Each $5,000 note is attached to 1,101 common stock
purchase warrants, each of which entitles the holder to
purchase one share of the Company's common stock for an amount equal to one-half of the offering price under the underwritten public offering, but not less than $2.00 per share. As a
result of the initial public offering, $220,000 of the
principal was paid in cash                                              230,000         10,000

Promissory notes payable to individuals, interest at 8% per
annum. Principal and interest payable in equal monthly
installments of $2,827 through January 2002, collateralized by
supplies and equipment                                                  193,964        173,201

Promissory notes payable to individuals, interest at 8% per
annum. Principal and interest payable in equal monthly
installments of $2,525 through August 2002, collateralized by
supplies and equipment                                                  164,859        147,104

Other notes payable with interest ranging from 7% to 14.9% per
annum                                                                   181,718        118,366

Deferred operating lease payments (see Note 8)                           36,008         92,831
                                                                     ----------       --------

Total                                                                 1,612,549        794,252

Less current portion                                                    126,982        325,991
                                                                     ----------       --------

Total long term debt                                                 $1,485,567       $468,261
                                                                     ==========       ========

                           CHILDREN'S WONDERLAND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1995 AND 1996

- --------------------------------------------------------------------------------

NOTE 7 - LONG TERM DEBT (CONTINUED)

Assets with an approximate net book value of $575,000 and $535,000 as of June 30, 1995 and 1996, respectively, serve as collateral for certain long term debt.

Future annual minimum payments due on long term debt are as follows:

          Years Ending
            June 30,
            --------
              1997                                          $325,991
              1998                                            58,767
              1999                                            59,204
              2000                                            64,176
              2001                                            64,751
           Thereafter                                        221,363
                                                            --------

              Total                                         $794,252
                                                            ========


NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company is obligated under several noncancelable operating leases for its corporate office and center facilities. Rent expense, adjusted for known payment escalations and rent abatements using the straight-line method, was $542,353 and $720,271 for the years ended June 30, 1995 and 1996, respectively. Future annual minimum lease payments for all noncancelable operating leases are as follows:

          Years Ending
            June 30,
            --------
              1997                                        $  812,864
              1998                                           866,904
              1999                                           879,783
              2000                                           603,158
              2001                                           493,772
           Thereafter                                      2,030,734
                                                          ----------

              Total                                       $5,687,215
                                                          ==========

As of June 30, 1996, the Company has outstanding a $300,000 standby letter of credit which was issued as security related to a long term lease agreement for a center facility.

                           CHILDREN'S WONDERLAND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1995 AND 1996

- --------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES

At June 30, 1996, the Company has a net operating loss carryforward of approximately $4,883,879 for federal income tax purposes expiring through 2011. The Company also has a net operating loss carryforward of approximately $4,955,715 for California income tax purposes expiring through 2011. The Company's net deferred tax asset has been offset with a valuation allowance because of uncertainty regarding the Company's ability to generate future taxable income. Utilization of federal and state net operating loss carryforwards are limited to $85,000 and $43,000 per year, respectively.

Components of the Company's net deferred income tax asset at June 30, 1995 and 1996 are as follows:

                                                         June 30, 1995
                                                         -------------
                                          Federal            State             Total
                                          -------            -----             -----
Deferred income tax assets:
  Net operating loss carryforward       $   432,397        $  59,773        $   492,170
  Accrued payroll expense                   187,980           51,971            239,951
  Other accrued expenses                     58,706           16,230             74,936
  Other                                      10,020            7,247             17,267
                                        -----------        ---------        -----------
                                            689,103          135,221            824,324
Deferred income tax liabilities:
  Depreciation                               (4,949)                             (4,949)
                                        -----------        ---------        -----------

Net deferred income tax assets              684,154          135,221            819,375
 Valuation allowance                       (684,154)        (135,221)          (819,375)
                                        -----------        ---------        -----------
  Net deferred tax asset                $        --        $      --        $        --
                                        ===========        =========        ===========


                                                         June 30, 1996
                                                         -------------
                                          Federal            State             Total
                                          -------            -----             -----
Deferred income tax assets:
  Net operating loss carryforward       $ 1,660,519        $ 465,837        $ 2,126,356
  Accrued payroll expense                     1,266              350              1,616
  Other accrued expenses                      9,525            2,634             12,161
  Other                                      25,226            4,012             29,238
                                        -----------        ---------        -----------
                                          1,696,536          472,833          2,169,371
Deferred income tax liabilities:
  Depreciation                                   --           (3,790)            (3,790)
                                        -----------        ---------        -----------

Net deferred income tax assets            1,696,536          469,043          2,165,581
Valuation allowance                      (1,696,536)        (469,043)        (2,165,581)
                                        -----------        ---------        -----------
  Net deferred tax asset                $        --        $      --        $        --
                                        ===========        =========        ===========

                           CHILDREN'S WONDERLAND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1995 AND 1996

- --------------------------------------------------------------------------------

NOTE 10 - RELATED PARTIES

The lessor of one of the capitalized land and building leases (see Note 8) is also a 1% stockholder.

At June 30, 1996, the Company owed $637,150 to certain stockholders and another related party, including $35,789 representing accrued interest. Of this amount, $383,000 represents advances from stockholders which are due and payable on demand with interest rates ranging from 12% to 15% per annum, and the remaining balance represents current debt payable to certain stockholders, with interest rates ranging from 7% to 12% per annum.


NOTE 11 - STOCK OPTIONS AND WARRANTS

Options

On December 1, 1993, the Company's board of directors approved the 1993 Stock Option Plan (the "Plan") authorizing the issuance of up to 210,000 non-qualified options to purchase common stock at an exercise price of no less than 85% of the last price at which shares of the Company's common stock were sold. Under the Plan, the options vest as determined by the board of directors. All options expire five years after date of grant or upon termination of employment.

                                                                Range of Option
                                               Shares           Prices per Share
                                               ------           ----------------
Outstanding at June 30, 1995                   142,400           $1.00 - $1.50
Options granted                                 53,300               $2.55
Options canceled                                     0
                                               -------
Outstanding at June 30, 1996                   195,700           $1.00 - $2.55
                                               =======

At June 30, 1996, options to purchase 177,534 shares are exercisable.

The Company has entered into an agreement with a real estate developer for the establishment of intergenerational day care centers at VA sites across the country. Pursuant to such agreement, the developer will receive options to purchase 2,400 shares of the Company's common stock at an exercise price of $1.50 per share for each additional center opened at a VA site. As of June 30, 1996, no options have been issued.

In addition to the Plan, the Company issued, in fiscal year 1995, 35,000 options to purchase units, at $4.00 per unit, to various unrelated parties. Each unit under option consists of 0.88 shares of the Company's common stock, plus a warrant to purchase 0.44 additional shares of common stock for $2.00.

                           CHILDREN'S WONDERLAND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1995 AND 1996

- --------------------------------------------------------------------------------

NOTE 11 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants

At June 30, 1996, warrants to purchase 3,007,500 shares of common stock at exercise prices ranging from $2.00 to $9.08 per share are outstanding, including the warrants attached to promissory notes (See Note 7). Of the 3,007,500 warrants, 2,012,500 warrants expire on April 30, 2001, 110,065 warrants expire on May 5, 1997, and 60,536 warrants expire on February 28, 1998. The 2,012,500 warrants issued in connection with the Company's initial public offering (see
Note 2) are subject to redemption by the Company commencing in May 1997 at $0.05 per warrant upon 30 days' written notice, provided the closing bid price of the Company's common stock exceeds $9.00 per share for 20 consecutive trading days ending within five days of the date of the notice of redemption. Warrants held by related parties amounted to 134,632 at an exercise price of $2.00 per share.


NOTE 12 - COMMON STOCK REVERSE SPLIT

On December 12, 1995 the Company's Board of Directors enacted a 0.440261 for one reverse split of its shares of common stock. All outstanding warrants to purchase shares of the Company's common stock were adjusted accordingly (see
Note 11). All references to shares and per share amounts have been restated to reflect the reverse stock split.


NOTE 13 - ACQUISITIONS

In August 1994, the Company purchased the assets of a center for $231,810 in cash and notes, and in January 1995, the Company purchased the assets of an additional center for $300,000 in cash and notes. Results of operations of the purchased centers are included in the Company's 1995 results of operations subsequent to acquisition, and are included in the Company 1996 results of operations for the entire period. Pro forma unaudited operating results for fiscal year 1995 assuming the centers were purchased July 1, 1994 and adjusting for amortization of excess purchase price and interest on notes payable, are as follows (pro forma fiscal year 1996 is not shown as the operations of the purchased centers are already included in actual results of operations):

                                                                        1995
                                                                    (Unaudited)
                                                                    -----------
Revenue                                                             $ 3,881,187
Loss Before Extraordinary Gain                                       (1,868,405)
Net Loss                                                             (1,868,405)

Pro forma net loss per share for the year ended June 30, 1995 has not been presented as such information is not indicative of the Company's performance on an on-going basis due to the significant amount of shares issued during fiscal year 1996 (see Note 2).

                           CHILDREN'S WONDERLAND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1995 AND 1996

- --------------------------------------------------------------------------------

NOTE 14 - SUBSEQUENT EVENTS

In July 1996, the Company entered into a five year agreement to lease certain vehicles. The lease has been accounted for as a capital lease, and accordingly, an asset and obligation in the amount of $116,924, the net present value of the minimum lease payments upon inception of the lease, has been recorded in July 1996. Interest has been imputed at 9.25% per annum, which is the Company's incremental borrowing rate. Monthly lease payments amount to $2,441.

In August 1996, the Company entered into a $100,000 revolving promissory note agreement with a bank. The note is collateralized by the Company's assets and matures in August 1997. Interest is charged at the bank's prime lending rate (currently 8.25%) plus 1% per annum, and is payable in monthly installments commencing September 1996.

In August 1996, the Company entered into a $400,000 multiple disbursements term promissory note agreement with a bank. The Company must maintain a 20% compensating balance, and the agreement is further collateralized by all of the Company's assets. The borrowing agreement expires in August 2000. Interest is charged at the bank's prime lending rate (currently 8.25%) plus 1% per annum, and is payable in monthly installments commencing September 1996.