Form 10QSB
period 1996-09-30
CHILDRENS WONDERLAND INC
filed 1996-11-14
CIK 916933

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996


[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ____________ to ____________



                         Commission File Number 0-28270

                          CHILDREN'S WONDERLAND, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



            California                                95-4455341
  -------------------------------                    -------------
  (State or other jurisdiction of                    (IRS Employer
  incorporation or organization)                   Identification No.)



           28310 Roadside Drive, Suite 220, Agoura, California 91301
           ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 865-1306
                          ---------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES     [ X ]    NO      [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 5, 1996, the Registrant had outstanding 3,951,171 shares of Common Stock, no par value, and 3,007,500 Warrants to purchase one share of Common Stock at prices ranging from $2.00 to $9.44 per share.

This report, including all exhibits and attachments, contains 15 pages.

                          CHILDREN'S WONDERLAND, INC.
                                  FORM 10-QSB

                    For the Quarter Ended September 30, 1996

                                     INDEX

                                                                                                Page
                                                                                               Numbers
 PART I.      FINANCIAL INFORMATION

     Item 1.  Financial Statements

         (a)  Balance Sheets as of September 30, 1996  and June 30, 1996 (unaudited)              3

         (b)  Statements of Operations for the three months ended September 30,
              1996 and 1995 (unaudited)                                                           5

         (c)  Condensed Statements of Cash Flows for the three months ended
              September 30, 1996 and 1995 (unaudited)                                             6

         (d)  Notes to Financial Statements                                                       7

     Item 2.  Management's Discussion and Analysis of Plan of Operation                           8

 PART II.     OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                                   13

              Signatures                                                                         14

              Exhibit 27.   Financial Data Schedule                                              15

                          CHILDREN'S WONDERLAND, INC.
                                 BALANCE SHEETS
                SEPTEMBER 30, 1996 AND JUNE 30, 1996 (UNAUDITED)
-------------------------------------------------------------------------------

                                     ASSETS

                                                                    September 30,            June 30,
                                                                        1996                   1996
                                                                     ----------             ----------
 CURRENT ASSETS:
       Cash and cash equivalents                                     $1,356,622             $3,210,418
       Accounts Receivable, net of allowance for doubtful
            accounts of $35,278 and $42,676 as of September 30,
            1996 and June 30, 1996, respectively                         83,115                 64,667
       Prepaid Expenses                                                 257,191                104,979
                                                                     ----------             ----------
            Total Current Assets                                      1,696,928              3,380,064

 EQUIPMENT & IMPROVEMENTS, NET                                        1,397,414                429,325

 CAPITALIZED LEASES
       (Net of accumulated amortization of $282,227 and
        $227,991 as of September 30, 1996 and June 30, 1996,
        respectively)                                                 2,182,749              2,120,060

 INTANGIBLE ASSETS, NET                                                 768,027                633,415

 DEPOSITS AND OTHER                                                     498,925                433,650
                                                                     ----------             ----------
 TOTAL ASSETS                                                        $6,544,043             $6,996,514
                                                                     ==========             ==========





                       See Notes to Financial Statements

                          CHILDREN'S WONDERLAND, INC.
                                 BALANCE SHEETS
               SEPTEMBER 30, 1996  AND JUNE 30, 1996 (UNAUDITED)
-------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   September 30,           June 30,
                                                                       1996                  1996
                                                                   -----------            -----------
CURRENT LIABILITIES:
      Accounts Payable                                             $   778,563            $   480,837
      Accrued Expenses                                                 327,071                434,665
      Due to Stockholders                                              370,000                383,000
      Current Portion of Long-Term Debt                                270,835                325,991
      Current Portion of Capitalized Lease Obligation                  325,646                283,103
                                                                   -----------            -----------
           Total Current Liabilities                                 2,072,115              1,907,596
                                                                   -----------            -----------

LONG-TERM DEBT, less current portion                                   809,258                468,261
                                                                   -----------            -----------

CAPITALIZED LEASE OBLIGATION, less current portion                   2,116,843              2,083,483
                                                                   -----------            -----------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common Stock, no par value;
           20,000,000 shares authorized; 3,941,668 and
           3,925,689 shares issued and outstanding as of
           September 30, 1996 and June 30, 1996, respectively        9,638,040              9,638,040
      Accumulated Deficit                                           (8,092,213)            (7,100,866)
                                                                   -----------            -----------
           Total Stockholders' Equity                                1,545,827              2,537,174
                                                                   -----------            -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $ 6,544,043            $ 6,996,514
                                                                   ==========             ===========





                       See Notes to Financial Statements

                          CHILDREN'S WONDERLAND, INC.
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)

-------------------------------------------------------------------------------

                                                                     3 Months Ended September 30,
                                                                        1996               1995
                                                                     ----------         ----------
 REVENUE                                                             $1,142,368         $1,076,823
                                                                     ----------         ----------

 OPERATING EXPENSES:
       Payroll and Related Costs                                        740,449            769,163
       Center Facilities Costs                                          254,829            247,087
       General and Administrative                                       655,800            312,624
       Development Costs                                                235,754             17,672
       Other                                                            109,583             90,462
       Depreciation & Amortization                                       75,365             36,950
                                                                     ----------         ----------
            Total Operating Expenses                                  2,071,780          1,473,958
                                                                     ----------         ----------

 OPERATING LOSS                                                         929,412            397,135

       Interest Expense, Net                                             82,286             89,952
       Other Non-Operating (Income)/Expense                             (20,351)            25,689
                                                                     ----------         ----------

 NET LOSS                                                            $  991,347         $  512,776
                                                                     ==========         ==========

 NET LOSS PER SHARE (See Note 2)
                                                                         ($0.25)
                                                                     ==========
 WEIGHTED AVERAGE NUMBER OF COMMON
    AND COMMON EQUIVALENT SHARES                                      3,928,352
                                                                     ==========





                       See Notes to Financial Statements

                          CHILDREN'S WONDERLAND, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                    SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
-------------------------------------------------------------------------------

                                                                      3 Months Ended September 30,
                                                                      1996                    1995
                                                                   -----------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES                               $  (850,532)             $  64,550

CASH FLOWS FROM INVESTING ACTIVITIES                                (1,198,001)              (458,292)

CASH FLOWS FROM FINANCING ACTIVITIES                                   194,737                609,498
                                                                   -----------              ---------

NET (DECREASE)/INCREASE IN CASH                                     (1,853,796)               215,756

CASH, Beginning of period                                            3,210,418                 65,072
                                                                   -----------              ---------

CASH, End of period                                                $ 1,356,622              $ 280,828
                                                                   ===========              =========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest                       $   128,034              $  31,048
    Cash paid during the period for taxes                                   --                     --

Non-cash Transactions:

In July 1996, the Company leased several school buses to be used by certain centers located in Denver, Colorado. The lease transaction has been accounted for as a capital lease, and accordingly, an asset and a liability in the amount of $116,924, the net present value of the minimum lease payments, were recorded.




                       See Notes to Financial Statements

                          CHILDREN'S WONDERLAND, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                    SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
-------------------------------------------------------------------------------


NOTE 1 - GENERAL INFORMATION

The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

The accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
Children's Wonderland, Inc. owns and operates full service intergenerational family care centers. At September 30, 1996, the Company operated thirteen centers located in California and Colorado.

Basis of Presentation
The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. Operational comparisons between the first quarter of fiscal years 1996 and 1995 are affected by the acquisition of a center in December 1995 and the start-up of two new centers, one each in March and September 1996 (see "Management's Discussion and Analysis of Plan of Operations" which follows).

Net Loss Per Share
The weighted average shares used in the computation of net loss per share was based upon the weighted average common shares; all common stock equivalents are determined to be anti-dilutive. Loss per share for the three months ended September 30, 1995 has not been presented as such information is not indicative of the Company's performance on an on-going basis due to the significant amount of shares issued in May 1996 in connection with the Company's initial public offering.

For a complete discussion of the Company's accounting policies, refer to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996, previously filed.

                          CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF PLAN OF OPERATIONS
                          SEPTEMBER 30, 1996 AND 1995
-------------------------------------------------------------------------------


ITEM 2:

GENERAL OVERVIEW:

The Company successfully completed its initial public offering during the fourth quarter of fiscal year 1996. The financial results for the first quarter of fiscal year 1997 reflect the Company's continued emphasis on growth, including the opening of a new center in Woodland Hills, California in September 1996, the investment of funds generated by the initial public offering into both the refurbishment of existing centers as well as other new centers at various stages of development, and increased marketing efforts geared towards increasing attendance levels at all of the Company's centers.

During the first quarter of fiscal year 1997, the Company opened one new start-up center. The results of operations of the start-up center are included in the Company's financial statements from the date of opening. Operating expenses for the start-up center have been included in development costs, so as to facilitate comparisons among periods on a same-center basis. Historically, the Company's operating revenue has followed the seasonality of the school year, declining in the summer months which comprise the first quarter, as well as the year-end holiday period.

Some of the statements contained herein relating to revenues, center development, and other similar statements of the Company's expectations for future events are forward-looking statements. These statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current expectations and beliefs, but the actual results may vary substantially as a result of a variety of factors, including risks associated with competition in the markets in which the Company competes, the Company's ability to retain key personnel, unanticipated problems and additional costs relating to development, regulatory compliance, construction and marketing, natural disasters, inability to secure adequate financing, and other difficulties encountered by the Company in the ordinary course of business.

                          CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF PLAN OF OPERATIONS
                          SEPTEMBER 30, 1996 AND 1995
-------------------------------------------------------------------------------


RESULTS OF OPERATIONS:

The following table sets forth the percentage of center revenue represented in the Company's statement of operations for the periods indicated:

                                                                         3 Months Ended September 30,
                                                                            1996               1995
                                                                            -----              -----
 REVENUE                                                                    100.0%             100.0%
                                                                            -----              -----
 OPERATING EXPENSES:
      Payroll and Related Costs                                              64.8%              71.4%
      Center Facilities Costs                                                22.4%              22.9%
      General and Administrative                                             57.4%              29.0%
      Development Costs                                                      20.6%               1.6%
      Other                                                                   9.6%               8.3%
      Depreciation & Amortization                                             6.6%               3.4%
                                                                            -----              -----
           Total Operating Expenses                                         181.4%             136.6%
                                                                            -----              -----
 OPERATING LOSS                                                             (81.4%)            (36.6%)

      Interest Expense, net                                                   7.2%               8.6%
      Other Non-Operating (Income)/Expense                                   (1.8%)              2.4%
                                                                            -----              -----
 NET LOSS                                                                   (86.8%)            (47.6%)
                                                                            =====              =====

                          CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF PLAN OF OPERATIONS
                          SEPTEMBER 30, 1996 AND 1995
-------------------------------------------------------------------------------


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO 1995

Revenues:   Revenues increased by 6% to $1,142,368 for the first quarter of fiscal year 1997, as compared to $1,076,823 for the first quarter of fiscal year 1996. The increase is primarily attributed to increased center capacity due to the addition of three centers subsequent to September 1995, offset by temporary reductions in capacities at certain centers during the summer months for refurbishment of various classrooms and playgrounds made possible by funds generated by the Company's initial public offering. At September 30, 1995, the Company's state licensed, elder/child capacity for the ten centers then in operation was 1,129 persons, as compared to thirteen centers with a capacity of 1,561 persons at September 30, 1996. Of the three new centers, one was acquired from a third party during the second quarter of fiscal year 1996, whereas the other two were centers which were started-up directly by the Company, one in March 1996 and the other in September 1996. The Company expects revenue to continue to grow as new centers are brought on-line.

Operating Expenses - Payroll & Related Costs:   Payroll expense related to
center operations decreased by 4% to $740,449 for the first quarter of fiscal year 1997, as compared to $769,163 for the comparable period for fiscal year 1996. State law for licensed day care facilities requires a specific ratio of elders/children to teachers. Accordingly, center payroll expenses generally fluctuate in relationship to the attendance levels at each center. Payroll expense as a percent of revenues for the first quarter of fiscal year 1997 decreased as compared to the first quarter for the prior year due to increased utilization of center capacities from higher enrollment levels as well as to continued management emphasis on labor cost control.

Operating Expenses - Center Facilities Costs:   Center facilities expense
remained consistent, increasing by 3% to $254,829 for the three months ended September 30, 1996, as compared to $247,087 for the three months ended September 30, 1995. This expense consists primarily of rent and utilities for the Company's mature centers; the rent expense related to the start-up centers has been classified as Development Costs.

Operating Expenses - General and Administrative:   General and administrative
expenses increased by 110% to $655,800 for the three months ended September 30, 1996, as compared to $312,624 for the three months ended September 30, 1995. Moreover, general and administrative expenses as a percent of revenue increased to 57% of revenue for the first quarter of fiscal year 1996 from 29% of revenue for the first quarter of the current fiscal year. The increase is due primarily to increased accounting, legal, and consulting fees in the first quarter of fiscal year 1997. The increase in professional fees relate primarily to increased exploration of potential acquisitions, the negotiation and drafting of various equipment and facility leases, and compliance with federal securities laws.

                          CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF PLAN OF OPERATIONS
                          SEPTEMBER 30, 1996 AND 1995
-------------------------------------------------------------------------------


Operating Expenses - Development Costs: Development costs increased to $235,754 for the three months ended September 30, 1996, as compared to $17,672 for the comparable period in the prior fiscal year. This expense category includes the costs related to personnel out in the field working with centers currently under various stages of development, the cost of Company-wide marketing activities, and the costs associated with start-up centers. For the first quarter of fiscal year 1997, the Company has two centers in the start-up phase, one each in Woodland Hills and Gold River, California, whereas there were no centers in the start-up phase for the comparable period in the prior year. The Company expects this expense category to increase in the future, as the Company's business plan following the initial public offering concluded in May 1996 continues to emphasize growth through the acquisition and start-up of additional centers.

Operating Expenses - Other:   Other expense increased by 21% to $109,583 for
the first quarter of fiscal year 1997, as compared to $90,462 for the comparable period in fiscal year 1996. This expense category includes the cost of food for lunches and snacks served at the centers, and as such, the expense increases as total enrollment increases. In addition, the noted increase is also due to the expanded corporate staffing facilities. In the second quarter of fiscal year 1996, the Company established a National Training Center in Oxnard, California, as well as a Field Operations office in order to accommodate an expanded sales & development department as well as other corporate functions. Thus, these functions did not exist during the first quarter of the prior fiscal year.

Operating Expenses - Depreciation & Amortization:   Depreciation and
amortization increased by 104% to $75,365 for the three months ended September 30, 1996, as compared to $36,950 for the three months ended September 30, 1995. The noted increase is due to the timing of center acquisitions; a center was acquired in Denver, Colorado in December 1995, and new centers in California commenced operations in March and September 1996, respectively. Thus, three additional centers exist for the first quarter of fiscal year 1997 which did not exist during the first quarter of the prior year. In addition, the Company entered into new long-term leases for equipment maintained at various centers. These leases have been accounted for as capital leases, and as such, an asset was recorded by the Company for the facility and the equipment, thus increasing amortization expense.

Interest Expense, net:   Net interest expense remained relatively consistent,
decreasing by 9% to $82,286 for the three months ended September 30, 1996, as compared to $89,952 for the three months ended September 30, 1995. The slight fluctuation is due to the timing of short-term working capital financing.

Other Non-Operating Income/Expense:   Other non-operating income/expense
fluctuated by $46,040, from total expenses of $25,689 for the first quarter of fiscal year 1996 to an income balance of $20,351 for the first quarter of fiscal year 1997. The net other income balance for the current quarter was the result of the receipt of insurance funds for the loss of certain equipment which was maintained in storage facilities.

                          CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF PLAN OF OPERATIONS
                          SEPTEMBER 30, 1996 AND 1995
-------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES:

For the three months ended September 30, 1996, the Company's operations resulted in a net cash outflow of $850,532. Moreover, an additional $1,198,001 in cash was used for investment purposes, primarily for the development of two new start-up centers in California, the expansion and refurbishment of existing center facilities, and the purchase of fixed assets for new and existing centers.

To date, the Company has financed its operating cash needs primarily from vendor credit, the sale of equity securities, loans from certain stockholders, the private placement of promissory notes and convertible promissory notes, and the delivery of promissory notes to the sellers of certain acquired centers.
In May 1996, the Company successfully completed an initial public offering of common stock and warrants to purchase common stock. The offering resulted in gross proceeds of $8,050,000 before deducting underwriters' fees and other costs of the offering. In addition, the Company negotiated a $100,000 line of credit and a $400,000 multiple disbursement term promissory note agreement with a bank in August 1996. As of November 1996, $100,000 remains available under these two note agreements.

The Company intends to maintain its aggressive growth strategy, although continued expansion, be it through acquisition or otherwise, will require the Company to raise additional cash. The Company is currently exploring various financing options which would provide roughly $3-$4 million in long-term financing, and other short-term working capital financing. However, there can be no assurance that the Company will be able to obtain such financing.

In addition to planned expansion, funds generated from the initial public offering have enabled the Company to increase spending on marketing and advertising campaigns which are geared towards increasing enrollment levels at the existing centers, as reflected in the increased development costs for the first quarter of the current fiscal year. Prior to the initial public offering, spending on advertising was limited due to a lack of adequate resources. Moreover, the Company is implementing an expense reduction program not only for corporate expenses, but for center-related expenses as well, including the modification of center capacities and changes in the product mix. Management believes that the increased advertising efforts combined with the expense reduction program will increase center profitability levels for the existing centers. However, there can be no assurance that either the increased advertising efforts or the expense reduction program will be successful or that they will result in increased profitability levels.

Should new financing not become available, the Company believes that appropriate reductions in corporate and center-related expenses, in addition to cash presently on hand, should provide adequate liquidity for the next twelve months. However, there can be no assurance that the Company will be able to achieve any of these reductions.

                                    PART II

                               OTHER INFORMATION


Item 6.          EXHIBITS

                 27.  Financial Data Schedule


                 REPORTS ON FORM 8-K

                 None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:





CHILDREN'S WONDERLAND, INC.
------------------------------
(Registrant)





/s/ Robert M. Wilson                November 14, 1996
-------------------------------
Mr. Robert M. Wilson
President & Chief Financial Officer