Form 10QSB
period 1996-12-31
CHILDRENS WONDERLAND INC
filed 1997-02-13
CIK 916933

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ____________ to ____________



                         Commission File Number 0-28270

                           CHILDREN'S WONDERLAND, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            California                                    95-4455341
--------------------------------------------------------------------------------
 (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                        Identification No.)



            28310 Roadside Drive, Suite 220, Agoura, California 91301
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 865-1306
--------------------------------------------------------------------------------
                           (Issuer's telephone number)



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

As of February 3, 1997, the Registrant had outstanding 3,955,574 shares of Common Stock, no par value.

This report, including all exhibits and attachments, contains 50 pages.

                           CHILDREN'S WONDERLAND, INC.
                                   FORM 10-QSB

                For the Quarterly Period Ended December 31, 1996

                                      INDEX

                                                                                                  Page
                                                                                                 Numbers
                                                                                                 --------
PART I.            FINANCIAL INFORMATION

         Item 1.   Financial Statements

             (a)   Balance Sheets as of December 31, 1996  and June 30, 1996 (unaudited)            3

             (b)   Statements of Operations for the three months and six months ended
                   December 31, 1996 and 1995 (unaudited)                                           5

             (c)   Condensed Statements of Cash Flows for the six months ended
                   December 31, 1996 and 1995 (unaudited)                                           6

             (d)   Notes to Financial Statements                                                    7

         Item 2.   Management's Discussion and Analysis of Plan of Operations                      11

PART II.           OTHER INFORMATION


         Item 4.   Submission of Matters to a Vote of Security Holders                             22

         Item 6.   Exhibits and Reports on Form 8-K                                                22

                   Signatures                                                                      23

                   Exhibit 10.29  Employment agreement between the Company and
                                  Michael L. Laney                                                 24

                   Exhibit 10.30  Consulting agreement between the Company and
                                  Kenneth W. Bitticks                                              31

                   Exhibit 10.31  Employment agreement between the Company and
                                  Debby S. Bitticks                                                37

                   Exhibit 10.32  Consulting agreement between the Company and
                                  Robert M. Wilson                                                 44

                   Exhibit 27.   Financial Data Schedule                                           50

                           CHILDREN'S WONDERLAND, INC.
                                 BALANCE SHEETS
                 DECEMBER 31, 1996 AND JUNE 30, 1996 (UNAUDITED)
--------------------------------------------------------------------------------
                                     ASSETS

                                                                      December 31,      June 30,
                                                                          1996            1996
                                                                       ----------      ----------
CURRENT ASSETS:
          Cash and cash equivalents (Note 3)                           $  498,011      $3,210,418
          Marketable Securities (Note 4)                                  548,000
          Accounts Receivable, net of allowance for doubtful
               accounts of $55,420 and $42,676 as of December 31,
               1996 and June 30, 1996, respectively                        76,032          64,667
          Prepaid Expenses                                                385,730         104,979
                                                                       ----------      ----------
               Total Current Assets                                     1,507,773       3,380,064


EQUIPMENT & IMPROVEMENTS, NET                                           1,740,187         429,325



CAPITALIZED LEASES

          (Net of accumulated amortization of $336,463 and
           $227,991 as of December 31, 1996 and June 30, 1996,
           respectively)                                                2,128,513       2,120,060


INTANGIBLE ASSETS, NET                                                    759,703         633,415



DEPOSITS AND OTHER                                                        494,223         433,650
                                                                       ----------      ----------


TOTAL ASSETS                                                           $6,630,399      $6,996,514
                                                                       ==========      ==========




                        See Notes to Financial Statements

                           CHILDREN'S WONDERLAND, INC.
                                 BALANCE SHEETS
                 DECEMBER 31, 1996 AND JUNE 30, 1996 (UNAUDITED)
--------------------------------------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      December 31,       June 30,
                                                                         1996              1996
                                                                      -----------       -----------
CURRENT LIABILITIES:
          Accounts Payable                                            $ 1,352,002       $   480,837
          Accrued Expenses                                                435,521           434,665
          Due to Stockholders                                             370,000           383,000
          Short-Term Debt (Note 5)                                      1,037,500
          Current portion of Long-Term Debt (Note 6)                      394,921           325,991
          Current portion of Capitalized Lease Obligation                 309,510           283,103
                                                                      -----------       -----------
               Total Current Liabilities                                3,899,454         1,907,596
                                                                      -----------       -----------


LONG-TERM DEBT, less current portion (Note 6)                             393,678           468,261
                                                                      -----------       -----------


CAPITALIZED LEASE OBLIGATION, less current portion                      2,091,115         2,083,483
                                                                      -----------       -----------


COMMITMENTS & CONTINGENCIES



STOCKHOLDERS' EQUITY:

          Common Stock, no par value;
               20,000,000 shares authorized; 3,951,171 and
               3,925,689 shares issued and outstanding as of
               December 31, 1996 and June 30, 1996, respectively        9,661,852         9,638,040
          Accumulated Deficit                                          (9,415,701)       (7,100,866)
                                                                      -----------       -----------
               Total Stockholders' Equity                                 331,151         2,537,174
                                                                      -----------       -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $ 6,630,399       $ 6,996,514
                                                                      ===========       ===========




                        See Notes to Financial Statements

                           CHILDREN'S WONDERLAND, INC.
                            STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS AND SIX MONTHS
                  ENDED DECEMBER 31, 1996 AND 1995 (UNAUDITED)

--------------------------------------------------------------------------------

                                          3 Months Ended December 31,      6 Months Ended December 31,
                                            1996             1995              1996           1995
                                         -----------      -----------      -----------     -----------

REVENUE                                  $ 1,266,385      $ 1,093,005      $ 2,408,753     $ 2,169,828
                                         -----------      -----------      -----------     -----------
OPERATING EXPENSE:

         Payroll and Related Costs           740,865          781,690        1,481,314       1,550,853
         Center Facilities Costs             256,217          266,474          511,046         513,561
         General and Administrative          792,815          340,835        1,448,615         653,459
         Development Costs                   441,408           37,157          677,162          54,829
         Other                               114,106          100,278          223,689         190,740
         Depreciation & Amortization         119,070           51,774          194,435          88,724
                                         -----------      -----------      -----------     -----------
              Total                        2,464,481        1,578,208        4,536,261       3,052,166
                                         -----------      -----------      -----------     -----------

OPERATING LOSS                             1,198,096          485,203        2,127,508         882,338


         Interest Expense, net                99,360           62,454          181,646         152,406
         Other Non-Operating
              (Income)/Expense                26,032           (8,333)           5,681          17,356
                                         -----------      -----------      -----------     -----------


NET LOSS                                 $ 1,323,488      $   539,324      $ 2,314,835     $ 1,052,100
                                         ===========      ===========      ===========     ===========


NET LOSS PER SHARE

      (See Note 2)                       $     (0.34)                      $     (0.59)
                                         ===========                       ===========


WEIGHTED AVERAGE NUMBER
OF COMMON AND COMMON
EQUIVALENT SHARES                          3,948,003                         3,938,178
                                         ===========                       ===========




                        See Notes to Financial Statements

                           CHILDREN'S WONDERLAND, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                     DECEMBER 31, 1996 AND 1995 (UNAUDITED)

--------------------------------------------------------------------------------

                                                    6 Months Ended December 31,
                                                      1996              1995
                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES               $(1,442,256)     $  (782,941)



CASH FLOWS FROM INVESTING ACTIVITIES                (1,587,507)        (594,948)



CASH FLOWS FROM FINANCING ACTIVITIES                   865,356        1,320,983
                                                   -----------      -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS           (2,164,407)         (56,906)



CASH AND CASH EQUIVALENTS, Beginning of period       3,210,418           65,072
                                                   -----------      -----------


CASH AND CASH EQUIVALENTS, End of period           $ 1,046,011      $     8,166
                                                   ===========      ===========



Non-cash Transactions:

In July 1996, the Company leased several school buses to be used by certain centers located in Denver, Colorado. The lease transaction has been accounted for as a capital lease, and accordingly, an asset and a liability in the amount of $116,924, the net present value of the minimum lease payments, were recorded.




                        See Notes to Financial Statements

                           CHILDREN'S WONDERLAND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE THREE MONTHS AND SIX MONTHS
                  ENDED DECEMBER 31, 1996 AND 1995 (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 1 - GENERAL INFORMATION

The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The financial statements included herein have been prepared by Children's Wonderland, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

The accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
Children's Wonderland, Inc. owns and operates full service intergenerational family care centers. At December 31, 1996, the Company operated thirteen centers located in California and Colorado.

Basis of Presentation
The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. Operational comparisons between the second quarter of fiscal years 1996 and 1995 are affected by the acquisition of a center in December 1995 and the start-up of two new centers, one each in March and September 1996 (see "Management's Discussion and Analysis of Plan of Operations" which follows).

Net Loss Per Share
The weighted average shares used in the computation of net loss per share was based upon the weighted average common shares; all common stock equivalents are determined to be anti-dilutive. Loss per share for the three months and the six months ended December 31, 1995 have not been presented as such information is not indicative of the Company's performance on an on-going basis due to the significant amount of shares issued in May 1996 in connection with the Company's initial public offering.

For a complete discussion of the Company's accounting policies, refer to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996, previously filed.

                           CHILDREN'S WONDERLAND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE THREE MONTHS AND SIX MONTHS
                  ENDED DECEMBER 31, 1996 AND 1995 (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include checking accounts and certificates of deposit, $300,000 of which represents a balance held as security for a letter of credit required by the lease agreement for a certain center facility.


NOTE 4 - MARKETABLE SECURITIES

Marketable securities include short-term investments with original maturities of less than ninety days, and are stated at cost which approximates market value. These securities are held as collateral against a promissory note payable and a revolving promissory note payable to a bank (see Note 5).


NOTE 5 - SHORT-TERM DEBT

Short-term debt consists of the following:

                                                                                   December 31,      June 30,
                                                                                       1996            1996
                                                                                   -----------      ----------
Promissory note payable to a bank, interest at the bank's prime lending rate
(8.25% at December 31, 1996) plus 1% per annum, payable in monthly installments through August 2000, at which time the entire balance is due and payable. This
note is collateralized by a compensating cash balance (see Note 3)                 $  400,000

Promissory notes payable to individuals, interest rates ranging from
10% to 12% per annum.  Principal and interest payable in full at
dates ranging from March 1997 through April 1997                                      387,500

Promissory notes payable to individuals, interest at 10% per annum.
Principal and interest payable in full upon demand.                                   150,000

Advances on revolving promissory note payable to a bank, interest at the bank's prime lending rate (8.25% at December 31, 1996) plus 1% per annum, payable in monthly installments (currently $796) through August 1997, at which time the remaining outstanding balance is due and payable. This revolving promissory note
payable is collateralized by the Company's assets.                                    100,000
                                                                                   ----------      ------------

Total Short-Term Debt                                                              $1,037,500          --
                                                                                   ==========      ============

                           CHILDREN'S WONDERLAND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE THREE MONTHS AND SIX MONTHS
                  ENDED DECEMBER 31, 1996 AND 1995 (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                    December 31,     June 30,
                                                                                        1996           1996
                                                                                     ----------     ----------
Convertible notes payable to individuals, interest at 12% per annum, payable in quarterly installments of $6,300 through May 31, 1997, at which time the entire principal is due and payable.  At December
31, 1996, $210,000 was due to stockholders and directors                               $210,000       $252,750

Promissory notes payable to individuals, interest at 8% per annum. Principal and interest payable in equal monthly installments of $2,827 through January 2002,
collateralized by supplies and equipment                                                162,997        173,201


Promissory notes payable to individuals, interest at 8% per annum. Principal and interest payable in equal monthly installments of $2,525 through August 2002,
collateralized by supplies and equipment                                                137,686        147,104


Other notes payable with interest ranging from 7% to 14.9% per annum                    168,387        128,366


Deferred operating lease payments                                                       109,529         92,831
                                                                                       --------       --------

Total                                                                                   788,599        794,252
Less current portion                                                                    394,921        325,991
                                                                                       --------       --------

Total long-term debt                                                                   $393,678       $468,261
                                                                                       ========       ========

                           CHILDREN'S WONDERLAND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE THREE MONTHS AND SIX MONTHS
                  ENDED DECEMBER 31, 1996 AND 1995 (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 7- SUBSEQUENT EVENTS

Subsequent to December 31, 1996, the Company obtained an additional $250,000 through the issuance of short term promissory notes. Such notes are due and payable in full upon demand and carry interest at 10% per annum. The Company is currently discussing the possibility of converting such notes, as well as the $150,000 in short term demand promissory notes issued in December 1996 (see Note
4) into promissory notes with terms similar to the notes to be issued in the planned private debt placement discussed below.

Subsequent to December 31, 1996, the Company is in the process of effecting a private placement of notes and warrants, which is expected to generate gross proceeds of $800,000 to $1,500,000 before deducting underwriting fees and other costs of issuance (the Company expects that up to $500,000 of such gross proceeds will result from the cancellation of demand promissory notes issued by the Company). The offering includes a minimum of 16 Units to a maximum of 30 Units; each of which consists of an unsecured $50,000 promissory note as well as 25,000 warrants to purchase common stock. Each promissory note carries interest at 10% per annum and is due at the earlier of the completion of a proposed secondary public offering or one year from the date of issuance, while each warrant entitles the holder thereof to purchase one share of the Company's common stock at $5.00 per share during a period commencing one year from the completion of the proposed public offering (or January 1, 1998, if such public offering has not occurred by that date) and expiring May 6, 2001. Assuming the underlying common stock is registered by the Company, the warrants are subject to redemption by the Company commencing one year from the registration at $0.05 per warrant upon 30 days' written notice, provided the closing bid price of the common stock exceeds $9.00 per share for twenty consecutive trading days ending within five days of the notice of redemption.

                           CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF PLAN OF OPERATIONS
                           DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

ITEM 2:

GENERAL OVERVIEW:

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-QSB. Certain statements contained in this Form 10-QSB that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, center development, future financial position, and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate, and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, competition in the markets in which the Company competes, the Company's ability to retain key personnel, unanticipated problems and additional costs relating to center development, regulatory compliance, construction costs and cost overruns, natural disasters, inability to secure adequate financing, and other factors discussed herein. All forward-looking statements contained in this Form 10-QSB are qualified in their entirety by this cautionary statement.

The Company successfully completed its initial public offering during the fourth quarter of fiscal year 1996. The financial results for the first half of fiscal year 1997 reflect the Company's continued emphasis on growth, including the opening of a new center in Woodland Hills, California in September 1996, the pre-opening activities for the start-up of another new center in West Haven, Connecticut in January 1997, the investment of funds generated by the initial public offering into both the refurbishment of existing centers as well as other new centers at various stages of development, and increased marketing efforts geared towards increasing attendance levels at all of the Company's centers.

During the first quarter of fiscal year 1997, the Company opened one new start-up center. The results of operations of the start-up center are included in the Company's financial statements from the date of opening. Operating expenses for this start-up center, as well as for the start-up center which was opened during the third quarter of fiscal year 1996, have been included in development costs, so as to facilitate comparisons between periods on a same-center basis. Historically, the Company's operating revenue has followed the seasonality of the school year, declining in the summer months which comprise the first quarter, as well as the year-end holiday period.

In addition to the funds generated by the initial public offering, the Company has financed the ongoing expansion, refurbishment, and other working capital requirements from private sources, including short term promissory notes to a bank and to various individuals.

                           CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF PLAN OF OPERATIONS
                           DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

The Company intends to continue its expansion activities in 1997 via the opening of new centers and the acquisition of existing facilities. In connection with its acquisition strategy, the Company entered into an agreement to purchase a child care center in Los Angeles County for $375,000. To fund this and other acquisitions, the Company has engaged an underwriter in connection with an $800,000 minimum to $1,500,000 maximum private placement of between 16 and 30 units. The Company anticipates that if the minimum offering is achieved, the holders of up to $500,000 principal amount demand promissory notes will exchange their notes for units. Each unit consists of one $50,000 face amount promissory note (the "Notes") and 25,000 common stock purchase warrants (the "Private Warrants", collectively with the Notes, the "Units"). The Notes will bear interest at the rate of 10% per annum and are due at the earlier of the completion of a secondary public offering or one year from the date of issuance. The Private Warrants will entitle the holders to purchase one share of common stock for $5.00 and will expire on May 6, 2001. The net proceeds from the sale of the Units are expected to be sufficient to fund the Company's operations through the completion of the proposed secondary public offering described below (estimated to be completed by March 31, 1997); however, depending upon if and when such public offering is completed, the Company may require substantial additional funds to continue to operate its centers and to pursue its expansion activities.

The Company also signed a non-binding letter of intent to purchase the assets of companies that operate four assisted living care facilities and provide home health care. The purchase price for this acquisition is $4.6 million. The Company intends to execute a non-binding letter of intent with an underwriter to raise net proceeds of approximately $6,000,000 through the sale of between 1,000,000 and 1,200,000 shares of the Company's common stock in order to fund this acquisition, repay the Notes and for additional working capital. Based upon the Company's current level of operations, the Company anticipates that if the maximum number of Units are sold in the private placement and the secondary public offering is completed by March 31, 1997, the Company's capital resources are expected to be adequate to fund its current level of operations for the next twelve months following such public offering. If the proposed acquisitions described above are consummated or the Company continues its expansion activities, and the Company does not obtain additional financing, such capital resources are expected to be adequate to satisfy the Company's capital and operational needs for the six months following such public offering. See " -- Recent Developments".

                           CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF PLAN OF OPERATIONS
                           DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

The following table sets forth the percentage of center revenue represented in the Company's statement of operations for the periods indicated:

                                   3 Months Ended December 31,  6 Months Ended December 31,
                                        1996          1995           1996          1995
                                   ------------    ----------   ------------    ----------
REVENUE                                100.0%        100.0%         100.0%        100.0%
                                       -----         -----          -----         -----

OPERATING EXPENSE:
     Payroll and Related Costs          58.5%         71.5%          61.5%         71.5%
     Center Facilities Costs            20.2%         24.4%          21.2%         23.7%
     General & Administrative           62.6%         31.2%          60.1%         30.1%
     Development Costs                  34.9%          3.4%          28.1%          2.5%
     Other                               9.0%          9.2%           9.3%          8.8%
     Depreciation & Amortization         9.4%          4.7%           8.1%          4.1%
                                       -----         -----          -----         -----
          Total                        194.6%        144.4%         188.3%        140.7%
                                       -----         -----          -----         -----

OPERATING LOSS                          94.6%         44.4%          88.3%         40.7%

     Interest Expense, net               7.8%          5.7%           7.5%          7.0%
     Other Non-Operating
          (Income)/Expense               2.1%         (0.8%)          0.2%          0.8%
                                       -----         -----          -----         -----

NET LOSS                               104.5%         49.3%          96.0%         48.5%
                                       =====         =====          =====         =====

                           CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF PLAN OF OPERATIONS
                           DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1996 TO 1995

Revenues: Revenues increased by 15.9% to $1,266,385 for the second quarter of fiscal year 1997, as compared to $1,093,005 for the second quarter of fiscal year 1996. Approximately $208,000 of the increase is attributed to increased center capacity due to the addition of three centers subsequent to September 1995. This increase in revenue was offset by temporary reductions in capacities at certain centers for the continued refurbishment of various classrooms and playgrounds made possible by funds generated by the Company's initial public offering. Two of the new centers were start-up centers which were opened directly by the Company subsequent to the second quarter of the prior fiscal year. The third new center was acquired by the Company in December 1995, so that the prior year quarter only included one month of revenues for this center. At December 31, 1995, the Company's state licensed, elder/child capacity for the eleven centers then in operation was 1,204 persons, as compared to thirteen centers with a capacity of 1,561 persons at December 31, 1996. The Company expects revenue to continue to grow as new centers are brought on-line.

Operating Expenses - Payroll & Related Costs: Payroll expense related to center operations decreased by 5.2% to $740,865 for the second quarter of fiscal year 1997, as compared to $781,690 for the comparable period for fiscal year 1996. State law for licensed day care facilities requires a specific ratio of teachers to elders and/or children. With respect to children, the teacher/child ratio also varies depending on the age of the children. Accordingly, center payroll expenses generally fluctuate in relationship to attendance levels as well as the mix of age brackets at each center. Payroll expense as a percent of revenues for the second quarter of fiscal year 1997 decreased as compared to the second quarter for the prior year due to increased utilization of center capacities from higher enrollment levels as well as to continued management emphasis on labor cost control.

Operating Expenses - Center Facilities Costs: Center facilities expense remained consistent, decreasing by 3.8% to $256,217 for the three months ended December 31, 1996, as compared to $266,474 for the three months ended December 31, 1995. This expense consists primarily of rent, repairs and maintenance, utilities, and other such occupancy costs for the Company's mature centers; the corresponding expenses related to the start-up centers have been classified as Development Costs.

Operating Expenses - General and Administrative: General and administrative expenses increased by 132.6% to $792,815 for the three months ended December 31, 1996, as compared to $340,835 for the three months ended December 31, 1995. Moreover, general and administrative expenses as a percent of revenue increased to 62.6% of revenue for the second quarter of fiscal year 1996 from 31.2% of revenue for the second quarter of the current fiscal year. The increase is due to increased corporate staffing as well as increased accounting, legal, and consulting fees in the second quarter of fiscal year 1997. The increase in corporate staffing reflects the Company's continuing recruitment of professional personnel required to effectively manage the planned expansion through acquisition and construction of additional centers. The increase in professional fees relate primarily to increased exploration of potential acquisitions, the negotiation and drafting of various equipment and facility leases, compliance with federal securities laws, and exchange listing fees. General and administrative expenses are expected to continue to increase somewhat as the Company continues to install the corporate infrastructure necessitated by the planned expansion.

                           CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF PLAN OF OPERATIONS
                           DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

Operating Expenses - Development Costs: Development costs increased to $441,408 for the three months ended December 31, 1996, as compared to $37,157 for the comparable period in the prior fiscal year. This expense category includes the costs related to personnel out in the field working with centers currently under various stages of development, the cost of Company-wide marketing activities, and the costs associated with start-up centers. For the second quarter of fiscal year 1997, the Company has two centers in the start-up phase, one each in Woodland Hills and Gold River, California, whereas there were no centers in the start-up phase for the comparable period in the prior year. Moreover, pre-opening costs related to construction and promotional activities geared up during the current quarter in preparation for the opening of a third start-up center in West Haven, Connecticut in January 1997. The Company expects this expense category to increase in the future, as the Company continues to emphasize growth through the acquisition and start-up of additional centers.

Operating Expenses - Other: Other expense increased by 13.8% to $114,106 for the second quarter of fiscal year 1997, as compared to $100,278 for the comparable period in fiscal year 1996. This expense category includes costs related to center activities and programs, as well as the cost of food for lunches and snacks served at the centers, and as such, the expense increases as total enrollment increases.

Operating Expenses - Depreciation & Amortization: Depreciation and amortization increased by 130.0% to $119,070 for the three months ended December 31, 1996, as compared to $51,774 for the three months ended December 31, 1995. The noted increase is due to the timing of center acquisitions; a center was acquired in Denver, Colorado in December 1995, and new centers in California commenced operations in March and September 1996, respectively. Thus, three additional centers exist for the second quarter of fiscal year 1997 which did not exist during the second quarter of the prior year. In addition, the Company entered into new long-term leases for equipment maintained at various centers. These leases have been accounted for as capital leases, and as such, an asset was recorded by the Company for the equipment, thus increasing amortization expense.

Interest Expense, net: Net interest expense increased by 59.1% to $99,360 for the three months ended December 31, 1996, as compared to $62,454 for the three months ended December 31, 1995. The increase was the result of increased short-term borrowings during the current quarter, which were required to maintain the Company's construction and development plans as well as to provide adequate working capital.

Other Non-Operating Income/Expense: Other non-operating income/expense fluctuated by $34,365, from a net other income balance of $8,333 for the second quarter of fiscal year 1996 to an expense balance of $26,032 for the second quarter of fiscal year 1997. The net other income balance for the prior year was due to the recovery of funds previously paid to certain vendors in connection with various construction projects. No such income items were received during the current quarter to offset the other expense items.

                           CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF PLAN OF OPERATIONS
                           DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1996 TO 1995

Revenues: Revenues increased by 11.0% to $2,408,753 for the first half of fiscal year 1997, as compared to $2,169,828 for the first half of fiscal year 1996. Approximately $300,000 of the increase is attributed to increased center capacity due to the addition of three centers subsequent to September 1995; such increase was offset by temporary reductions in capacities at certain centers during the summer months for the refurbishment of various classrooms and playgrounds made possible by funds generated by the Company's initial public offering. Two of the three new centers were start-up centers which were opened directly by the Company, one each in March 1996 and September 1996, while the third new center was a mature center acquired by the Company from an outside party in December 1995. Thus, the revenue contribution from these three new centers for the comparable prior year period was minimal. At December 31, 1995, the Company's state licensed, elder/child capacity for the eleven centers then in operation was 1,204 persons, as compared to thirteen centers with a capacity of 1,561 persons at December 31, 1996. The Company expects revenue to continue to grow as new centers are brought on-line.

Operating Expenses - Payroll & Related Costs: Payroll expense related to center operations decreased by 4.5% to $1,481,314 for the first six months of fiscal year 1997, as compared to $1,550,853 for the comparable period for fiscal year 1996. State law for licensed day care facilities requires a specific ratio of teachers to elders and/or children. With respect to children, the teacher/child ratio also varies depending on the age of the children. Accordingly, center payroll expenses generally fluctuate in relationship to attendance levels as well as the mix of age brackets at each center. Payroll expense as a percent of revenues for the first half of fiscal year 1997 decreased as compared to the first half of the prior year due to increased utilization of center capacities from higher enrollment levels as well as to continued management emphasis on labor cost control.

Operating Expenses - Center Facilities Costs: Center facilities expense remained consistent, decreasing by 0.5% to $511,046 for the six months ended December 31, 1996, as compared to $513,561 for the six months ended December 31, 1995. This expense consists primarily of rent, repairs and maintenance, utilities, and other such occupancy costs for the Company's mature centers; the corresponding expenses related to the start-up centers have been classified as Development Costs.

Operating Expenses - General and Administrative: General and administrative expenses increased by 121.7% to $1,448,615 for the six months ended December 31, 1996, as compared to $653,459 for the six months ended December 31, 1995. Moreover, general and administrative expenses increased to 60.1% of revenue for the first half of fiscal year 1996 from 30.1% of revenue for the comparable period of the current fiscal year. The increase is due to increased corporate staffing as well as increased accounting, legal, and consulting fees for the first half of fiscal year 1997. The increase in corporate staffing reflects the Company's continuing recruitment of professional personnel required to effectively manage the planned expansion through acquisition and construction of additional centers. The noted increase in professional fees relate primarily to increased exploration of potential acquisitions, the negotiation and drafting of various equipment and facility leases, compliance with federal securities laws, and exchange listing fees. Management expects general and administrative expenses to continue to increase somewhat as the Company continues to install the corporate infrastructure necessitated by the planned expansion.

                           CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF PLAN OF OPERATIONS
                           DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

Operating Expenses - Development Costs: Development costs increased to $677,162 for the six months ended December 31, 1996, as compared to $54,829 for the comparable period in the prior fiscal year. This expense category includes the costs related to personnel out in the field working with centers currently under various stages of development, the cost of Company-wide marketing activities, and the costs associated with start-up centers. For the first half of fiscal year 1997, the Company has two centers in the start-up phase, one each in Woodland Hills and Gold River, California, whereas there were no centers in the start-up phase for the comparable period in the prior year. Moreover, pre-opening costs related to construction and promotional activities geared up during the current quarter in preparation for the opening of a third start-up center in West Haven, Connecticut in January 1997. The Company expects this expense category to increase in the future, as the Company continues to emphasize growth through the acquisition and start-up of additional centers.

Operating Expenses - Other: Other expense increased by 17.3% to $223,689 for the first half of fiscal year 1997, as compared to $190,740 for the comparable period in fiscal year 1996. This expense category includes costs related to center activities and programs, as well as the cost of food for lunches and snacks served at the centers, and as such, the expense increases as total enrollment increases.

Operating Expenses - Depreciation & Amortization: Depreciation and amortization increased by 119.2% to $194,435 for the six months ended December 31, 1996, as compared to $88,724 for the six months ended December 31, 1995. The noted increase is due to the timing of center acquisitions; a center was acquired in Denver, Colorado in December 1995, and new centers in California commenced operations in March and September 1996, respectively. Thus, three additional centers exist for the first half of the current fiscal year which did not exist during the comparable period of the prior year. In addition, the Company entered into new long-term leases for equipment maintained at various centers. These leases have been accounted for as capital leases, and as such, an asset was recorded by the Company for the equipment, thus increasing amortization expense.

Interest Expense, net: Net interest expense increased by 19.2% to $181,646 for the six months ended December 31, 1996, as compared to $152,406 for the six months ended December 31, 1995. The increase was primarily due to increased short-term borrowings during the second quarter, which were required to maintain the Company's construction and development plans as well as to provide adequate working capital.

Other Non-Operating Income/Expense: Other non-operating income/expense decreased by $11,675, from $17,356 for the first half of fiscal year 1996 to $5,681 for the first half of fiscal year 1997. The current year to date balance represents expenses net of the first quarter receipt of insurance funds for the loss of certain equipment which was maintained in storage facilities.

                           CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF PLAN OF OPERATIONS
                           DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES:

The Company's operations resulted in a net cash outflow of $1,442,256 for the six months ended December 31, 1996. Moreover, an additional $1,587,507 of cash was used for investment purposes, primarily for the development of two new start-up centers in California plus an additional start-up center in Connecticut, the expansion and refurbishment of existing center facilities, and the purchase of fixed assets for new and existing centers.

To date, the Company has financed its operating cash needs primarily from vendor credit, the sale of equity securities, loans from certain stockholders, the private placement of promissory notes and convertible promissory notes, and the delivery of promissory notes to the sellers of certain acquired centers. In May 1996, the Company successfully completed an initial public offering of common stock and warrants to purchase common stock. The offering resulted in gross proceeds of $8,050,000 before deducting underwriters' fees and other costs of the offering. In addition, the Company negotiated a $100,000 line of credit and a $400,000 multiple disbursement term promissory note agreement with a bank in August 1996. As of February 1997, the entire $500,000 has been drawn down, and no additional funds are available under these two note agreements.

In addition to planned expansion, funds generated from the sources discussed above have enabled the Company to increase spending on marketing and advertising campaigns which are geared towards increasing enrollment levels at the existing centers, as reflected in the increased development costs for the first half of the current fiscal year. Prior to the Company's initial public offering, spending on advertising was limited due to a lack of adequate resources. Under the direction of the Company's new President, the Company plans to modify center capacities and instigate changes in the product mix to increase profitability at existing centers. Management believes that the increased advertising efforts combined with the planned modifications will increase center profitability levels for the existing centers. However, there can be no assurance that either the increased advertising efforts or the modifications will be successful or that they will result in increased profitability levels.

The Company intends to maintain its aggressive growth strategy, although continued expansion, be it through acquisition or otherwise, will require the Company to raise additional cash. To that end, the Company has engaged an underwriter in connection with an $800,000 minimum - $1,500,000 maximum private placement of between 16 and 30 units. The Company anticipates that if the minimum offering is achieved, the holders of up to $500,000 principal amount demand promissory notes will exchange their notes for units. Each unit consists of one $50,000 face amount promissory note (the "Notes") and 25,000 common stock purchase warrants (the "Private Warrants", collectively with the Notes, the "Units"). The Notes will bear interest at the rate of 10% per annum and are due at the earlier of the completion of a secondary public offering or one year from the date of issuance. The Private Warrants will entitle the holders to purchase one share of common stock for $5.00 per share during a period commencing one year from the completion of the proposed public offering (or January 1, 1998 if such public offering has not occurred by that date) and expiring May 6, 2001. The net proceeds from the sale of the Units are expected to be sufficient to fund the Company's operations through the completion of the proposed secondary public offering described below (estimated to be completed by March 31, 1997); however, depending upon if and when such public offering is completed, the Company may require substantial additional funds to continue to operate its centers and to pursue its expansion activities.

                           CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF PLAN OF OPERATIONS
                           DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

The Company also intends to execute a non-binding letter of intent with an underwriter to raise net proceeds of approximately $6,000,000 through the sale of between 1,000,000 and 1,200,000 shares of the Company's common stock in order to fund acquisitions, repay the Notes, and for additional working capital (See "--Recent Developments").

Based upon the Company's current level of operations, the Company anticipates that if the maximum number of Units are sold in the private placement and the secondary public offering described below is completed by March 31, 1997, the Company's capital resources are expected to be adequate to fund its current level of operations for the next twelve months following such public offering. If the proposed acquisitions described below are consummated or the Company continues its expansion activities and the Company does not obtain additional financing, such capital resources are expected to be adequate to satisfy the Company's capital and operational needs for the six months following such public offering. However, there can be no assurance that the Company will be able to obtain such funds, nor any additional financing in the future.

RECENT DEVELOPMENTS:

Planned Acquisitions
The Company is in escrow to purchase a child care center in Los Angeles County, California. The center is currently operating at approximately fifty percent of its licensed capacity of 156 children. The purchase price is $375,000, payable $175,000 in cash and the balance pursuant to a promissory note payable over nine years with interest at eight percent per annum. The Company is in the process of completing its due diligence review of the center. If the review is satisfactory to the Company, the Company expects to complete the purchase within a few weeks of the completion of the private placement described below and will use a portion of the proceeds from the private placement for the purchase. However, there can be no assurance that the Company will complete the purchase of this center due to numerous reasons, including, but not limited to, the Company's decision not to proceed with the purchase, the Company being unable to complete the private placement or the Company not having sufficient funds to complete the purchase.

The Company also has entered into a non-binding letter of intent to purchase the assets of companies engaged in operating four assisted living care facilities and in providing home health care. These companies have combined annual revenues in excess of $14 million. The Company is in the process of conducting its due diligence review of these companies and preparing definitive purchase documents. The purchase price is $4.6 million, payable in a combination of cash, promissory notes and the Company's Common Stock. If the Company desires to proceed with the purchase, neither the funds on hand nor the proceeds from the private placement will be sufficient to enable the Company to complete such purchase. However, as described below, the Company intends, if the private placement is completed, to file a registration statement for a secondary offering of its common stock, a portion of the proceeds of which would be used to complete such acquisition. There can be no assurance that the Company will complete this purchase due to numerous reasons, including, but not limited to, the Company's decision not to proceed with the purchase, the Company not being able to enter into binding agreements for the purchase of the assets, or the Company being unable to complete the secondary offering necessary to fund this purchase.

                           CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF PLAN OF OPERATIONS
                           DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

Private Placement of Units
The Company has engaged an underwriter in connection with an $800,000 minimum - $1,500,000 maximum private placement of between 16 and 30 units. The Company anticipates that if the minimum offering is achieved, the holders of up to $500,000 principal amount demand promissory notes will exchange their notes for units. Each unit consists of one $50,000 face amount promissory note (the "Notes") and 25,000 common stock purchase warrants (the "Private Warrants", collectively with the Notes, the "Units"). The Notes will bear interest at the rate of 10% per annum and are due at the earlier of the completion of a secondary public offering or one year from the date of issuance. The Private Warrants will entitle the holders to purchase one share of common stock for $5.00 and will expire on May 6, 2001. It is anticipated that the private placement will be completed by March 3, 1997. However, there can be no assurance that the Company will sell all or any part of the foregoing Units due to numerous reasons, including, but not limited to, the underwriter's inability to sell the Units due to a lack of demand or a decline in general market conditions or a decision by the underwriter, the Company, or both, to terminate the private placement.

Secondary Offering
The Company intends to execute a non-binding letter of intent with an underwriter to raise net proceeds of approximately $6,000,000 through the sale of between 1,000,000 and 1,200,000 shares of the Company's common stock in order to fund acquisitions, repay the Notes and for additional working capital. Based upon the Company's current level of operations, the Company anticipates that if the maximum number of Units are sold in the private placement and the secondary public offering is completed by March 31, 1997, the Company's capital resources are expected to be adequate to fund its current level of operations for the next twelve months following such public offering. If the proposed acquisitions described below are consummated or the Company continues its expansion activities, and the Company does not obtain additional financing, such capital resources are expected to be adequate to satisfy the Company's capital and operational needs for the six months following such public offering. Additionally, there can be no assurance that the secondary offering will be completed, or that sufficient cash will be raised to meet the Company's cash requirements, due to numerous contingencies, including, but not limited to, the inability of the Company and the underwriter to agree on terms of the secondary offering, general market conditions, failure to execute a binding agreement with respect to the $4.6 million acquisition discussed above, and the performance of the Company and its common stock.

EMPLOYMENT AGREEMENTS
On January 6, 1997, the Company made certain changes in its executive personnel and their terms of employment. Mr. Michael L. Laney, a director of the Company, was appointed President and Chief Financial Officer. Mr. Laney also entered into an employment agreement that provided for a signing bonus of $85,000, which has not yet been paid, and an initial salary of $160,000 per year. At July 1, 1997, Mr. Laney's salary will increase to $175,000 if the Company's annualized revenues are reasonably expected to exceed $10,000,000. Mr. Laney also received options to purchase 175,000 shares of common stock, 50,000 of which vested immediately and the balance will vest equally in January 1998, 1999, and 2000 provided that the employment agreement is still in effect. The options have a $7.00 exercise price. The agreement expires January 5, 2000 but can be terminated earlier pursuant to certain thresholds. Ms. Sandra Goldstein, a vice president of the Company, was appointed the Company's Secretary. The Company also entered into a consulting agreement with Mr. Kenneth W. Bitticks, the Company's Chairman. The consulting agreement provides for the payment of $15,000 per month and expires on January 5, 2000. Mr. Bitticks also received options to purchase 75,000 shares of common stock, 25,000 of which vested immediately and the balance will vest equally in January 1998, 1999, and 2000 provided that the consulting agreement is still in effect. The options have a $7.00 exercise price. The agreement expires January 5, 2000 but can be terminated earlier pursuant to certain thresholds. The Company also modified the employment agreement of Ms. Debby S. Bitticks, the Company's Chief Executive Officer. Ms. Bitticks will receive an annual salary of $165,000. At July 1, 1997, Ms. Bitticks will increase to $190,000 if the Company's annualized revenues are reasonably expected to exceed $10,000,000. Ms. Bitticks also received options to purchase 125,000 shares of common stock, 50,000 of which vested immediately and the balance will vest equally in January 1998, 1999, and 2000 provided that the employment agreement is still in effect. The options have a $7.00 exercise price. The agreement expires January 5, 2000 but can be terminated earlier pursuant to certain thresholds. Mr. Robert M. Wilson, a director of the Company, resigned as its President, Chief Financial Officer and Secretary of the Company. He also entered into a consulting agreement that provides for the payment of a one-time $25,000 bonus, of which $5,000 has been paid, and $9,000 per month, and a commission based upon the value of acquisitions that Mr. Wilson negotiates on behalf of the Company. The agreement expires in January 1999 but commencing October 1, 1997, either Mr. Wilson or the Company may terminate the agreement on three months notice.

                                     PART II

                                OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the stockholders of the Company was held on December 11, 1996 for the purpose of electing five directors to hold office until the next annual meeting of stockholders, to approve the Company's 1996 Stock Option Plan and to authorize 400,000 shares of common stock for issuance under such plan, to ratify the selection of Deloitte & Touche LLP as the Company's independent accountants for the Company's fiscal year ending June 30, 1997, and to transact such other business as may properly come before the annual meeting.

Each of the Company's five directors were reelected to board of directors. The names of the five directors and the votes received by each director are as follows:

       Name                                     For            Withheld
       ----                                  --------          --------
Debby S. Bitticks                            3,584,913          21,350
Kenneth W. Bitticks                          3,577,413          28,850
James W. Gott                                3,578,413          28,850
Michael L. Laney                             3,578,913          27,350
Robert M. Wilson                             3,584,413          21,850

With respect to the motion for the approval of the 1996 Stock Option Plan and the authorization of 400,000 shares of common stock for issuance under such plan, of the 3,606,263 shares represented at the meeting, 948,263 shares voted in favor or the motion, 265,490 shares voted against, 23,900 abstained and the balance of 2,368,637 consisted of broker non-votes. As a majority of the shares represented (including abstentions and non-votes) did not vote in favor of the motion, the motion did not pass.

With respect to the motion for the ratification of Deloitte & Touche LLP as the Company's accountants, of the 3,606,263 shares represented at the meeting, 3,560,463 shares voted in favor of the motion, 34,900 shares voted against and 10,900 abstained. As a majority of the shares represented (including abstentions) voted in favor of the motion, the motion passed.

ITEM 6.    EXHIBITS

           10.29 Employment agreement between the Company and Michael L. Laney dated January 6, 1997

           10.30 Consulting agreement between the Company and Kenneth W. Bitticks dated January 6, 1997

           10.31 Employment agreement between the Company and Debby S. Bitticks dated January 6, 1997

           10.32 Consulting agreement between the Company and Robert M. Wilson dated January 6, 1997

           27.       Financial Data Schedule


           REPORTS ON FORM 8-K

           None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:





CHILDREN'S WONDERLAND, INC.
(Registrant)






/s/ Michael L. Laney            February 12, 1996
-------------------------------------------------
Mr. Michael L. Laney
President & Chief Financial Officer

                                 EXHIBIT INDEX

          EXHIBITS

           10.29 Employment agreement between the Company and Michael L. Laney dated January 6, 1997

           10.30 Consulting agreement between the Company and Kenneth W. Bitticks dated January 6, 1997

           10.31 Employment agreement between the Company and Debby S. Bitticks dated January 6, 1997

           10.32 Consulting agreement between the Company and Robert M. Wilson dated January 6, 1997

           27.       Financial Data Schedule


           REPORTS ON FORM 8-K

           None