Form 10QSB
period 1997-03-31
CHILDRENS WONDERLAND INC
filed 1997-05-15
CIK 916933

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997


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

As of May 5, 1997, the Registrant had outstanding 3,985,037 shares of Common Stock, no par value.

This report, including all exhibits and attachments, contains 24 pages.

                           CHILDREN'S WONDERLAND, INC.
                                   FORM 10-QSB

                  For the Quarterly Period Ended March 31, 1997

                                      INDEX

                                                                                        Page
                                                                                       Numbers
                                                                                       -------
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

      (a)  Balance Sheets as of March 31, 1997  and June 30, 1996 (unaudited)             3

      (b)  Statements of Operations for the three months and nine months ended
           March 31, 1997 and 1996 (unaudited)                                            5

      (c)  Condensed Statements of Cash Flows for the nine months ended
           March 31, 1997 and 1996 (unaudited)                                            6

      (d)  Notes to Financial Statements                                                  7

  Item 2.  Management's Discussion and Analysis of Plan of Operations                    10

PART II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                              22

           Signatures                                                                    23

           Exhibit 27.   Financial Data Schedule                                         24

                           CHILDREN'S WONDERLAND, INC.
                                 BALANCE SHEETS
                  MARCH 31, 1997 AND JUNE 30, 1996 (UNAUDITED)

--------------------------------------------------------------------------------
                                     ASSETS

                                                                   March 31,       June 30,
                                                                     1997            1996
                                                                  ----------      ----------
CURRENT ASSETS:
        Cash and cash equivalents                                 $   62,370      $3,210,418

        Accounts Receivable, net of allowance for doubtful
             accounts of $71,731 and $42,676 as of March 31,
             1997 and June 30, 1996, respectively                    126,403          64,667
        Prepaid Expenses                                             348,264         104,979
                                                                  ----------      ----------
             Total Current Assets                                    537,037       3,380,064

EQUIPMENT & IMPROVEMENTS, NET                                      1,729,319         429,325

CAPITALIZED LEASES
        (Net of accumulated amortization of $392,161 and
         $227,991 as of March 31, 1997 and June 30, 1996,
         respectively)                                             2,116,671       2,120,060

INTANGIBLE ASSETS, NET                                             1,001,474         633,415

DEPOSITS AND OTHER                                                   707,506         433,650
                                                                  ----------      ----------

TOTAL ASSETS                                                      $6,092,007      $6,996,514
                                                                  ==========      ==========




















                        See Notes to Financial Statements

                           CHILDREN'S WONDERLAND, INC.
                                 BALANCE SHEETS
                  MARCH 31, 1997 AND JUNE 30, 1996 (UNAUDITED)

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  March 31,          June 30,
                                                                    1997               1996
                                                                 ------------       -----------
CURRENT LIABILITIES:
        Accounts Payable                                         $  1,318,615       $   480,837
        Accrued Expenses                                              637,604           434,665
        Due to Stockholders                                           370,000           383,000
        Short-Term Debt (Note 3)                                    1,902,750
        Current portion of Long-Term Debt (Note 4)                    286,795           325,991
        Current portion of Capitalized Lease Obligation               320,479           283,103
                                                                 ------------       -----------
             Total Current Liabilities                              4,836,243         1,907,596
                                                                 ------------       -----------

LONG-TERM DEBT, less current portion (Note 4)                         499,448           468,261
                                                                 ------------       -----------

CAPITALIZED LEASE OBLIGATION, less current portion                  2,079,562         2,083,483
                                                                 ------------       -----------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY:
        Common Stock, no par value;
             20,000,000 shares authorized; 3,985,037 and
             3,925,689 shares issued and outstanding as of
             March 31, 1997 and June 30, 1996, respectively         9,749,138         9,638,040
        Accumulated Deficit                                       (11,072,384)       (7,100,866)
                                                                 ------------       -----------
             Total Stockholders' (Deficit) Equity                  (1,323,246)        2,537,174
                                                                 ------------       -----------

TOTAL LIABILITIES & STOCKHOLDERS'
        (DEFICIT) EQUITY                                         $  6,092,007       $ 6,996,514
                                                                 ============       ===========














                        See Notes to Financial Statements

                           CHILDREN'S WONDERLAND, INC.
                            STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS AND NINE MONTHS
                    ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)

--------------------------------------------------------------------------------

                                          3 Months Ended March 31,            9 Months Ended March 31,
                                           1997              1996              1997            1996
                                        -----------       -----------       ----------      ----------
REVENUE                                 $ 1,522,069       $ 1,213,685       $3,930,822      $3,383,513
                                        -----------       -----------       ----------      ----------

OPERATING EXPENSE:
       Payroll and Related Costs            712,797           733,101        2,194,111       2,283,954
       Center Facilities Costs              257,960           270,199          769,005         806,702
       General and Administrative           875,207           334,189        2,323,822         987,648
       Development Costs                    732,152            95,310        1,409,314         150,139
       Other                                117,452           116,827          341,141         307,566
       Depreciation & Amortization          166,188            60,703          360,624         158,678
                                        -----------       -----------       ----------      ----------
            Total                         2,861,756         1,610,329        7,398,017       4,694,687
                                        -----------       -----------       ----------      ----------

OPERATING LOSS                            1,339,687           396,644        3,467,195       1,311,174

       Interest Expense, net                136,343            76,341          317,989         196,556
       Other Non-Operating
            Expense                         180,653           161,429          186,334         178,805
                                        -----------       -----------       ----------      ----------

NET LOSS                                $ 1,656,683       $   634,414       $3,971,518      $1,686,535
                                        ===========       ===========       ==========      ==========

NET LOSS PER SHARE
      (See Note 2)                      $     (0.42)                        $    (1.01)
                                        ===========                         ==========

WEIGHTED AVERAGE NUMBER
OF COMMON AND COMMON
EQUIVALENT SHARES                         3,967,716                          3,946,248
                                        ===========                         ==========
















                        See Notes to Financial Statements

                           CHILDREN'S WONDERLAND, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                       MARCH 31, 1997 AND 1996 (UNAUDITED)

--------------------------------------------------------------------------------

                                                      9 Months Ended March 31,
                                                       1997              1996
                                                    -----------       -----------
CASH FLOWS USED IN OPERATING ACTIVITIES             $(2,662,868)      $(1,240,979)

CASH FLOWS USED IN INVESTING ACTIVITIES              (1,975,206)         (323,599)

CASH FLOWS FROM FINANCING ACTIVITIES                  1,490,026         1,553,796
                                                    -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (3,148,048)          (10,782)

CASH AND CASH EQUIVALENTS, Beginning of period        3,210,418            65,072
                                                    -----------       -----------

CASH AND CASH EQUIVALENTS, End of period            $    62,370       $    54,290
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

In February 1997, 12,016 shares of common stock were issued in exchange for the cancellation of 19,309 warrants; $55,392 in associated costs was charged to expense.

















                        See Notes to Financial Statements

                           CHILDREN'S WONDERLAND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS AND NINE MONTHS
                    ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
Children's Wonderland, Inc. owns and operates full service intergenerational family care centers. At March 31, 1997, the Company operated fourteen centers located in California, Colorado, and Connecticut.

Basis of Presentation
As of March 31, 1997, the Company had a working capital deficit of $4,299,206 and a stockholders' deficit of $1,323,246 and had a year-to-date net loss of $3,971,518 for the nine months ended March 31, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not reflect the liquidation value of assets and liabilities. The Company is attempting to raise additional financing for the purpose of opening new full service family day care centers. In addition, the Company is currently exploring various divestiture strategies with respect to some of the Company's unprofitable and/or less profitable centers. However, there can be no assurance that the Company will be successful in these endeavors. The ability of the Company to continue as a going concern is dependent upon, among other things, the Company's ability to obtain additional financing and the success of future operations.

The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. Operational comparisons between the third quarter of fiscal years 1997 and 1996 are affected by the start-up of three new centers, one each in March 1996, September 1996, and January 1997 (see "Management's Discussion and Analysis of Plan of Operations" which follows).

                          CHILDREN'S WONDERLAND, INC.
                         NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS AND NINE MONTHS
                   ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Share
The weighted average shares used in the computation of net loss per share was based upon the weighted average common shares; all common stock equivalents are determined to be anti-dilutive. Loss per share for the three months and the nine months ended March 31, 1996 have not been presented as such information is not indicative of the Company's performance on an on-going basis due to the significant amount of shares issued in May 1996 in connection with the Company's initial public offering.

For a complete discussion of the Company's accounting policies, refer to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996, previously filed.


NOTE 3 - SHORT-TERM DEBT

Short-term debt consists of the following:

                                                                                      March 31,      June 30,
                                                                                        1997           1996
                                                                                     ----------      --------
Unsecured promissory notes payable to individuals, interest at 10% per annum
Principal and interest are due and payable in full upon the earlier to occur of the closing of a secondary public offering of
the Company's common stock or March 24, 1998                                         $1,375,000

Unsecured promissory notes payable to individuals, interest at 12%
per annum.  Principal and interest are due and payable in full at
various dates through April 10, 1997                                                    315,000

Unsecured promissory notes payable to individuals, interest at 10%
nominal rate.  Principal and interest are due and payable in full at
various dates through June 23, 1997                                                     212,750
                                                                                     ----------      --------

Total short-term debt                                                                $1,902,750      $     --
                                                                                     ==========      ========


In connection with the private placement of the $1,375,000 unsecured 10% promissory notes payable listed above, the Company issued 687,500 Redeemable Common Stock Purchase Warrants. Each warrant entitles the holder thereof to purchase one share of common stock for $5.00 per share during a period commencing one year from the completion of a secondary public offering (or January 1, 1998 if such public offering has not occurred by that date) and expiring on May 6, 2001.

The Company is in default on certain of the unsecured 12% promissory notes payable listed above. The Company is currently negotiating extended payment terms with the various lenders, and several of such lenders have agreed to extend the maturity date on such notes for periods of up to three months.

                           CHILDREN'S WONDERLAND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS AND NINE MONTHS
                    ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                      March 31,     June 30,
                                                                                        1997          1996
                                                                                      ---------     --------
Convertible notes payable to individuals, interest at 12% per annum, payable in quarterly installments of $6,300 through May 31, 1997, at which time the entire principal is due and payable.  At March 31,
1997, $210,000 was due to stockholders and directors.                                 $210,000      $252,750

Promissory notes payable to individuals, interest at 8% per annum. Principal and interest payable in equal monthly installments of $2,827 through January 2002,
collateralized by supplies and equipment.                                              157,740       173,201

Promissory notes payable to individuals, interest at 8% per annum. Principal and interest payable in equal monthly installments of $2,525 through August 2002,
collateralized by supplies and equipment.                                              132,832       147,104

Other notes payable with interest ranging from 7% to 14.9% per
annum.                                                                                 158,708       128,366

Deferred operating lease payments                                                      126,963        92,831
                                                                                      --------      --------

Total                                                                                  786,243       794,252
Less current portion                                                                   286,795       325,991
                                                                                      --------      --------

Total long-term debt                                                                  $499,448      $468,261
                                                                                      ========      ========

The $210,000 in convertible notes payable listed above are convertible into 80,000 shares of the Company's common stock.

NOTE 5 - SUBSEQUENT EVENTS

As of March 31, 1997, the Company's equity securities were traded on the Nasdaq Small Cap Market as well as on the Boston Stock Exchange. Due to the Company's inability to comply with either the Nasdaq or the Boston Stock Exchange capital and surplus requirements, the Company's securities were delisted from the Nasdaq Small Cap Market effective April 29, 1997, and from the Boston Stock Exchange effective May 2, 1997. The Company's securities are currently being traded on the OTC Bulletin Board.

                           CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF PLAN OF OPERATIONS
                             MARCH 31, 1997 AND 1996

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

The Company successfully completed its initial public offering during the fourth quarter of fiscal year 1996. The financial results for the first three quarters of fiscal year 1997 reflect the Company's continued emphasis on growth, including the opening of two new centers, one in Woodland Hills, California in September 1996, and the other in West Haven, Connecticut in January 1997, the investment of funds generated by the initial public offering into both the refurbishment of existing centers as well as other new centers at various stages of development, and increased marketing efforts geared towards increasing attendance levels at all of the Company's centers.

The results of operations of the two start-up centers noted above are included in the Company's financial statements from the date of opening. Operating expenses for these start-up centers, as well as for the start-up center which was opened during the third quarter of fiscal year 1996, have been included in development costs, so as to facilitate comparisons between periods on a same-center basis. Historically, the Company's operating revenue has followed the seasonality of the school year, declining in the summer months which comprise the first quarter, as well as the year-end holiday period.

                           CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF PLAN OF OPERATIONS
                             MARCH 31, 1997 AND 1996

--------------------------------------------------------------------------------

In addition to the funds generated by the initial public offering, the Company has financed the ongoing expansion, refurbishment, and other working capital requirements from private sources, including short term promissory notes to a bank and to various individuals. On March 21, 1997, the Company completed a private placement of Units, each of which consisted of one $50,000 face amount promissory note and 25,000 common stock purchase warrants. Such notes bear interest at 10% per annum and are due at the earlier of the completion of a secondary public offering or March 1998, while the warrants entitle the holders thereof to purchase one share of common stock for $5.00 per share during a period commencing one year from the completion of a secondary public offering (or January 1, 1998 if such public offering has not occurred by that date) and expiring on May 6, 2001. In connection with the private placement of Units, $600,000 of promissory notes payable previously issued were exchanged for 12 Units under this offering and $150,000 of commissions payable with respect to the private placement were exchanged for three Units under this offering. The net proceeds to the Company from this offering, including the $600,000 in converted promissory notes payable and after deducting costs of issuance, amounted to $1,180,326.

The private placement of Units discussed above was intended to provide the Company with adequate working capital until the closing of a proposed secondary public offering of the Company's common stock; such closing date was anticipated to be March 31, 1997. Due to various factors, including but not limited to the delay in closing the private placement of Units, the significant drop in the Company's stock price, and the delisting of the Company's securities from both the Nasdaq Small Cap Market and the Boston Stock Exchange (see " - Recent Developments"), the proposed secondary public offering is no longer under consideration.

The Company had intended to reduce, for a specified time, the exercise price of the Company's outstanding publicly traded warrants from their stated exercise price of $5.00 to $1.50 in order to induce the exercise of such warrants. Due to the various factors discussed above, the Company no longer intends to reduce the exercise price of the outstanding warrants.

In order to reduce monthly operating costs, management has recently reviewed and reallocated various administrative duties and responsibilities, resulting in the elimination of several administrative positions in May 1997. Following the resignation of Mr. Michael L. Laney as an employee of the Company in April 1997, current employees have assumed the positions of President, Chief Financial Officer, and Secretary (see " - Recent Developments"). In addition, certain management personnel have agreed to defer payments under their respective employment and consulting contracts for the indefinite future in order to reduce the Company's negative cash flows. Company management continues to review center operations in an effort to cut expenses, with an emphasis on increasing enrollment levels at existing centers. The Company is also currently exploring various divestiture strategies with respect to some of the Company's unprofitable and/or less profitable centers. Despite such efforts, the Company's current operations still result in negative cash flows on a monthly basis, and as such, the Company will need to secure additional financing or explore other options to continue operations and/or to effect the planned expansion of operations described below. The Company does not have any commitments from third parties to provide all or any portion of the foregoing financing, and there can be no assurance that the Company will be able to obtain such financing.

                           CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF PLAN OF OPERATIONS
                             MARCH 31, 1997 AND 1996

--------------------------------------------------------------------------------

Provided that the Company can raise additional financing, management intends to continue its expansion activities in 1997 via the opening of new centers and the acquisition of existing facilities. In connection with its acquisition strategy, the Company has signed a non-binding letter of intent to purchase the assets of companies that operate four assisted living care facilities and provide home health care. The purchase price for this acquisition is $4.6 million. This acquisition is conditioned on the Company obtaining adequate financing. Thus far, the Company has been unable to obtain such financing, and there can be no assurance that such financing can be obtained prior to the time deadline under the letter of intent, which is May 31, 1997. In addition, in March 1997 the Company terminated the escrow agreement to purchase the assets of a child care center in Los Angeles County, California for $375,000.


RESULTS OF OPERATIONS:

The following table sets forth the percentage of center revenue represented in the Company's statement of operations for the periods indicated:

                                           3 Months Ended March 31,        9 Months Ended March 31,
                                            1997            1996            1997            1996
                                            -----           -----           -----           -----
REVENUE                                     100.0%          100.0%          100.0%          100.0%
                                            -----           -----           -----           -----

OPERATING EXPENSE:
     Payroll and Related Costs               46.8%           60.4%           55.8%           67.5%
     Center Facilities Costs                 16.9%           22.3%           19.6%           23.8%
     General & Administrative                57.5%           27.5%           59.1%           29.2%
     Development Costs                       48.1%            7.9%           35.9%            4.4%
     Other                                    7.7%            9.6%            8.7%            9.1%
     Depreciation & Amortization             10.9%            5.0%            9.2%            4.7%
                                            -----           -----           -----           -----
          Total                             187.9%          132.7%          188.3%          138.7%
                                            -----           -----           -----           -----

OPERATING LOSS                               87.9%           32.7%           88.3%           38.7%

     Interest Expense, net                    9.0%            6.3%            8.1%            5.8%
     Other Non-Operating
          Expense                            11.9%           13.3%            4.7%            5.3%
                                            -----           -----           -----           -----

NET LOSS                                    108.8%           52.3%          101.1%           49.8%
                                            =====           =====           =====           =====

                           CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF PLAN OF OPERATIONS
                             MARCH 31, 1997 AND 1996

--------------------------------------------------------------------------------

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 TO 1996

Revenues: Revenues increased by 25.4% to $1,522,069 for the third quarter of fiscal year 1997, as compared to $1,213,685 for the third quarter of fiscal year 1996. Approximately $410,000 of the increase is attributable to increased center capacity due to the addition of three centers subsequent to February 1996. This increase in revenue was offset by temporary reductions in capacities at certain centers for the continued refurbishment of various classrooms and playgrounds made possible by funds generated by the Company's initial public offering. Two of the three new start-up centers were opened during the current fiscal year, while the third new start-up center was opened in March 1996; thus, the current quarter includes three new centers, one of which was open for only one month for the comparable quarter of the prior fiscal year. At March 31, 1996, the Company's state licensed, elder/child capacity for the twelve centers then in operation was 1,394 persons, as compared to fourteen centers with a capacity of 1,786 persons at March 31, 1997.

Operating Expenses - Payroll & Related Costs: Payroll expense related to center operations decreased by 2.8% to $712,797 for the third quarter of fiscal year 1997, as compared to $733,101 for the comparable period for fiscal year 1996. State law for licensed day care facilities requires a specific ratio of teachers to elders and/or children. With respect to children, the teacher/child ratio also varies depending on the age of the children. Accordingly, center payroll expenses generally fluctuate in relationship to attendance levels as well as the mix of age brackets at each center. Payroll expense as a percent of revenues for the third quarter of fiscal year 1997 decreased as compared to the third quarter for the prior year due to increased utilization of center capacities from higher enrollment levels as well as to continued management emphasis on labor cost control.

Operating Expenses - Center Facilities Costs: Center facilities expense decreased by 4.5% to $257,960 for the three months ended March 31, 1997, as compared to $270,199 for the three months ended March 31, 1996. This expense category consists primarily of rent, repairs and maintenance, utilities, and other such occupancy costs for the Company's mature centers; the corresponding expenses related to the start-up centers have been classified as Development Costs.

Operating Expenses - General and Administrative: General and administrative expenses increased by 161.9% to $875,207 for the three months ended March 31, 1997, as compared to $334,189 for the three months ended March 31, 1996. Moreover, general and administrative expenses as a percent of revenue increased to 57.5% of revenue for the third quarter of the current fiscal year from 27.5% of revenue for the third quarter of the prior fiscal year. The increase is due primarily to increased corporate payroll as a result of increased corporate staffing and various changes in executive personnel, as well as to increased accounting, legal, and consulting fees in the third quarter of fiscal year 1997.

The increase in corporate staffing reflects the Company's continuing recruitment of professional personnel required to manage the planned expansion through acquisition and construction of additional centers, as well as the administrative, filing and reporting requirements of a public company. In anticipation of the Company's ability to secure sufficient funding to allow these expansion activities to continue as planned, certain changes were made in the Company's executive personnel and their terms of employment (see "-- Recent Developments"). As a result of such changes, the Company accrued executive bonuses of $110,000, of which $67,500 have been paid.

                           CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF PLAN OF OPERATIONS
                             MARCH 31, 1997 AND 1996

--------------------------------------------------------------------------------

The increase in professional fees relate primarily to legal fees incurred in the negotiation and drafting of a series of proposed financing offerings, as well as various equipment and facility leases, legal fees related to compliance with federal securities laws, consulting fees related to the increased exploration of potential acquisitions, and exchange listing fees.

Operating Expenses - Development Costs: Development costs increased by 668.2% to $732,152 for the three months ended March 31, 1997, as compared to $95,310 for the comparable period in the prior fiscal year. This expense category includes the costs related to personnel out in the field working with centers currently under various stages of development, the cost of Company-wide marketing activities, and $531,612 in costs associated with start-up centers. For the third quarter of fiscal year 1997, the Company has three centers in the start-up phase, one each in Woodland Hills and Gold River, California, and another in West Haven, Connecticut, whereas there was only one center in the start-up phase for only one month during the comparable period in the prior year.

Operating Expenses - Other: Other expense remained consistent, increasing by 0.5% to $117,452 for the third quarter of fiscal year 1997, as compared to $116,827 for the comparable period in fiscal year 1996. This expense category includes costs related to center activities and programs, as well as the cost of food for lunches and snacks served at the centers, and as such, the expense increases as total enrollment increases.

Operating Expenses - Depreciation & Amortization: Depreciation and amortization increased by 173.8% to $166,188 for the three months ended Month 31, 1997, as compared to $60,703 for the three months ended Month 31, 1996. The noted increase is due to the timing of center start-ups; new centers in California commenced operations in March and September 1996, respectively, and an additional center in Connecticut commenced operations in January 1997. Thus, three additional centers exist for the third quarter of fiscal year 1997 which did not exist during the third quarter of the prior year. In addition, the Company entered into new long-term leases for equipment maintained at various centers. These leases have been accounted for as capital leases, and as such, an asset was recorded by the Company for the equipment, thus increasing amortization expense.

Interest Expense, net: Net interest expense increased by 78.6% to $136,343 for the three months ended March 31, 1997, as compared to $76,341 for the three months ended March 31, 1996. The increase was due to the significant increase in short-term borrowings during the current quarter, which were required to provide the Company with adequate working capital, as well as to maintain the Company's construction and development plans.

Other Non-Operating Expense: Other non-operating expense increased by 11.9% to $180,653 for the three months ended March 31, 1997, as compared to $161,429 for the three months ended march 31, 1996. The current quarter balance includes a $98,000 charge related to the write off of certain notes receivable which were deemed to be uncollectible, as well as $55,392 in costs associated with the cashless exercise of certain warrants.

                           CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF PLAN OF OPERATIONS
                             MARCH 31, 1997 AND 1996

--------------------------------------------------------------------------------

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1997 TO 1996

Revenues: Revenues increased by 16.2% to $3,930,822 for the first three quarters of fiscal year 1997, as compared to $3,383,513 for the first three quarters of fiscal year 1996. Approximately $710,000 of the increase is attributable to increased center capacity due to the addition of three centers subsequent to February 1996; such increase was offset by temporary reductions in capacities at certain centers for the continued refurbishment of various classrooms and playgrounds made possible by funds generated by the Company's initial public offering. Two of the three new start-up centers were opened during the current fiscal year, while the third new start-up center was opened in March 1996; thus, the current fiscal year includes three new centers, one of which was open for only four months for the comparable period of the prior fiscal year. At March 31, 1996, the Company's state licensed, elder/child capacity for the twelve centers then in operation was 1,394 persons, as compared to fourteen centers with a capacity of 1,786 persons at March 31, 1997.

Operating Expenses - Payroll & Related Costs: Payroll expense related to center operations decreased by 3.9% to $2,194,111 for the first nine months of fiscal year 1997, as compared to $2,283,954 for the comparable period for fiscal year 1996. State law for licensed day care facilities requires a specific ratio of teachers to elders and/or children. With respect to children, the teacher/child ratio also varies depending on the age of the children. Accordingly, center payroll expenses generally fluctuate in relationship to attendance levels as well as the mix of age brackets at each center. Payroll expense as a percent of revenues for the first three quarters of fiscal year 1997 decreased as compared to the first three quarters of the prior year due to increased utilization of center capacities from higher enrollment levels as well as to continued management emphasis on labor cost control.

Operating Expenses - Center Facilities Costs: Center facilities expense decreased by 4.7% to $769,005 for the nine months ended March 31, 1997, as compared to $806,702 for the nine months ended March 31, 1996. This expense category consists primarily of rent, repairs and maintenance, utilities, and other such occupancy costs for the Company's mature centers; the corresponding expenses related to the start-up centers have been classified as Development Costs.

Operating Expenses - General and Administrative: General and administrative expenses increased by 135.3% to $2,323,822 for the nine months ended March 31, 1997, as compared to $987,648 for the nine months ended March 31, 1996. Moreover, general and administrative expenses increased to 59.1% of revenue for the first three quarters of fiscal year 1997 from 29.2% of revenue for the comparable period of the prior fiscal year. The increase is due primarily to increased corporate payroll as a result of increased corporate staffing and changes in executive personnel, as well as to increased accounting, legal, and consulting fees during the current fiscal year.

                           CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF PLAN OF OPERATIONS
                             MARCH 31, 1997 AND 1996

--------------------------------------------------------------------------------

The increase in corporate staffing reflects the Company's continuing recruitment of professional personnel required to manage the planned expansion through acquisition and construction of additional centers, as well as the administrative, filing and reporting requirements of a public company. In anticipation of the Company's ability to secure sufficient funding to allow these expansion activities to continue as planned, certain changes were made in the Company's executive personnel and their terms of employment (see "-- Recent Developments"). As a result of such changes, the Company accrued executive bonuses of $110,000, of which $67,500 have been paid.

The increase in professional fees relate primarily to legal fees incurred in the negotiation and drafting of a series of proposed financing offerings, as well as various equipment and facility leases, legal fees related to compliance with federal securities laws, consulting fees related to the increased exploration of potential acquisitions, and exchange listing fees.

Operating Expenses - Development Costs: Development costs increased by 838.7% to $1,409,314 for the nine months ended March 31, 1997, as compared to $150,139 for the comparable period in the prior fiscal year. This expense category includes the costs related to personnel out in the field working with centers currently under various stages of development, the cost of Company-wide marketing activities, and $1,020,280 in costs associated with start-up centers. For the first three quarters of fiscal year 1997, the Company has three centers in the start-up phase, one each in Woodland Hills and Gold River, California, and another in West Haven, Connecticut, whereas there was only one center in the start-up phase for four months of the comparable period in the prior year. The Company expects this expense category to increase in the future, as the Company continues to emphasize growth through the acquisition and start-up of additional centers.

Operating Expenses - Other: Other expense increased by 10.9% to $341,141 for the first three quarters of fiscal year 1997, as compared to $307,566 for the comparable period in fiscal year 1996. This expense category includes costs related to center activities and programs, as well as the cost of food for lunches and snacks served at the centers, and as such, the expense increases as total enrollment increases.

Operating Expenses - Depreciation & Amortization: Depreciation and amortization increased by 127.3% to $360,624 for the nine months ended March 31, 1997, as compared to $158,678 for the nine months ended March 31, 1996. The noted increase is due to the timing of center start-ups; new centers commenced operations in March 1996, September 1996, and January 1997, respectively. Thus, three additional centers exist for the first three quarters of the current fiscal year which did not exist during the comparable period of the prior year. In addition, the Company entered into new long-term leases for equipment maintained at various centers. These leases have been accounted for as capital leases, and as such, an asset was recorded by the Company for the equipment, thus increasing amortization expense.

                           CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF PLAN OF OPERATIONS
                             MARCH 31, 1997 AND 1996

--------------------------------------------------------------------------------

Interest Expense, net: Net interest expense increased by 61.8% to $317,989 for the nine months ended March 31, 1997, as compared to $196,556 for the nine months ended March 31, 1996. The increase was primarily due to increased short-term borrowings during the current fiscal year, which were required to provide adequate working capital, as well as to maintain the Company's construction and development plans.

Other Non-Operating Expense: Other non-operating expense increased by 4.2%, from $178,805 for the first three quarters of fiscal year 1996 to $186,334 for the first three quarters of fiscal year 1997. The current year to date balance includes a $98,000 charge for the write off of certain notes receivable which were deemed to be uncollectible, as well as $55,392 in costs associated with the cashless exercise of certain warrants, net of the first quarter receipt of insurance funds for the loss of certain equipment which was maintained in storage facilities.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's operations resulted in a net cash outflow of $2,662,868 for the nine months ended March 31, 1997. Moreover, an additional $1,975,206 of cash was used for investment purposes, primarily for the development of two new start-up centers in California plus an additional start-up center in Connecticut, the expansion and refurbishment of existing center facilities, and the purchase of fixed assets for new and existing centers.

To date, the Company has financed its operating cash needs primarily from vendor credit, the sale of equity securities, loans from certain stockholders and others, the private placement of promissory notes and convertible promissory notes, and the delivery of promissory notes to the sellers of certain acquired centers. In May 1996, the Company successfully completed an initial public offering of common stock and warrants to purchase common stock. The offering resulted in gross proceeds of $8,050,000 before deducting underwriters' fees and other costs of the offering. Prior to the Company's initial public offering, spending on advertising was limited due to a lack of adequate resources. In addition to the expansion activity discussed above, funds generated from the sources discussed above have enabled the Company to increase spending on marketing and advertising campaigns which are geared towards increasing enrollment levels at the existing centers, as reflected in the increased development costs for the first three quarters of the current fiscal year.

The Company completed a private placement of Units in March 1997; each Unit consisted of one $50,000 face amount promissory note and 25,000 common stock purchase warrants. Such notes bear interest at 10% per annum and are due at the earlier of the completion of the proposed secondary public offering or March 1998, while the warrants entitle the holders thereof to purchase one share of common stock for $5.00 per share during a period commencing one year from the completion of the proposed secondary public offering (or January 1, 1998 if such public offering has not occurred by that date) and expiring on May 6, 2001. In connection with such offering, $600,000 of notes previously issued were exchanged for 12 Units under this offering, and $150,000 of commissions payable with respect to the private placement were exchanged for three Units under this offering. The net proceeds to the Company from this offering, including the $600,000 in converted notes and after deducting costs of issuance, amounted to $1,180,326.

                           CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF PLAN OF OPERATIONS
                             MARCH 31, 1997 AND 1996

--------------------------------------------------------------------------------

As previously disclosed in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended December 31, 1996, the private placement of Units discussed above was intended to provide the Company with adequate working capital until the closing of a proposed secondary public offering of the Company's common stock, which was anticipated to be March 31, 1997. Due to various factors, including but not limited to the delay in closing the private placement of Units, the significant drop in the Company's stock price, and the delisting of the Company's securities from both the Nasdaq Small Cap Market and the Boston Stock Exchange (see " -- Recent Developments"), the proposed secondary public offering is no longer under consideration.

The Company had intended to reduce, for a specified time, the exercise price of the Company's outstanding publicly traded warrants from their stated exercise price of $5.00 to $1.50 in order to induce the exercise of such warrants. Due to the various factors discussed above, the Company no longer intends to reduce the exercise price of the outstanding warrants.

In anticipation of securing either of the funding vehicles discussed above, the Company made certain changes in its executive personnel (see " -- Recent Developments"). These changes were intended to provide management expertise in order to manage the Company's planned expansion. In order to reduce monthly operating costs, management has recently reviewed and reallocated various administrative duties and responsibilities, resulting in the elimination of several administrative positions in May 1997. Following the resignation of Mr. Michael L. Laney as an employee of the Company in April 1997, current employees have assumed the positions of President, Chief Financial Officer, and Secretary (see " - Recent Developments"). In addition, certain management personnel have agreed to defer payments under their respective employment and consulting contracts for the indefinite future in order to reduce the Company's negative cash flows. Company management continues to review center operations in an effort to cut expenses, with an emphasis on increasing enrollment levels at existing centers. The Company is also currently exploring various divestiture strategies with respect to some of the Company's unprofitable and/or less profitable centers. Despite such efforts, the Company's current operations still result in negative cash flows on a monthly basis, and as such, the Company will be unable to continue to operate at current levels or to effect its planned expansion unless additional funds can be secured. However, the Company does not have any commitments from third parties to provide all or any portion of the foregoing financing, and there can be no assurance that the Company will be able to obtain such funds, nor any additional financing in the future.

RECENT DEVELOPMENTS:

Delisting of Securities
As of March 31, 1997, the Company's equity securities were traded on the Nasdaq Small Cap Market as well as on the Boston Stock Exchange. Due to the Company's continued losses and delays in planned equity funding, the Company was unable to comply with either the Nasdaq Small Cap Market or the Boston Stock Exchange capital and surplus requirements. As such, the Company's securities were delisted from the Nasdaq Small Cap Market effective April 29, 1997, and from the Boston Stock Exchange effective May 2, 1997. The Company's securities are currently being traded on the OTC Bulletin Board.

                           CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF PLAN OF OPERATIONS
                             MARCH 31, 1997 AND 1996

--------------------------------------------------------------------------------

Employment Agreements
On January 6, 1997, the Company made certain changes in its executive personnel and their terms of employment. Mr. Michael L. Laney, a Director of the Company, was appointed President and Chief Financial Officer. Mr. Laney also entered into an employment agreement that provided for a signing bonus of $85,000, of which $42,500 has been paid, and an initial salary of $160,000 per year. Mr. Laney also received options to purchase 175,000 shares of common stock, 50,000 of which vested immediately and the balance will vest equally in January 1998, 1999, and 2000 provided that the employment agreement is still in effect. The options have a $7.00 exercise price. The agreement expires January 5, 2000 but can be terminated earlier pursuant to certain thresholds. Effective April 21, 1997, Mr. Laney resigned as an employee, as the Company's President, Chief Financial Officer, and member of the Company's Board of Directors. Ms. Debby S. Bitticks has assumed the position of President, while Mr. William M. Popok, the Company's Controller, has assumed the position of Acting Chief Financial Officer. The Company has not yet named a replacement on its Board of Directors.

On January 6, 1997, the Company entered into a consulting agreement with Mr. Kenneth W. Bitticks, the Company's Chairman. The consulting agreement provides for the payment of $15,000 per month and expires on January 5, 2000. In order to reduce the Company's negative monthly cash flow, Mr. Bitticks has agreed to temporarily defer the monthly payments provided for in the contract. Mr. Bitticks also received options to purchase 75,000 shares of common stock, 25,000 of which vested immediately and the balance will vest equally in January 1998, 1999, and 2000 provided that the consulting agreement is still in effect. The options have a $7.00 exercise price. The agreement expires January 5, 2000 but can be terminated earlier pursuant to certain thresholds.

On January 6, 1997, the Company also modified the employment agreement of Ms. Debby S. Bitticks, the Company's Chief Executive Officer. Ms. Bitticks will receive an annual salary of $165,000. At July 1, 1997, Ms. Bitticks' salary will increase to $190,000 if the Company's annualized revenues are reasonably expected to exceed $10,000,000. In order to reduce the Company's negative monthly cash flow, Ms. Bitticks has agreed to temporarily defer the salary payments provided for in the contract. Ms. Bitticks also received options to purchase 125,000 shares of common stock, 50,000 of which vested immediately and the balance will vest equally in January 1998, 1999, and 2000 provided that the employment agreement is still in effect. The options have a $7.00 exercise price. The agreement expires January 5, 2000 but can be terminated earlier pursuant to certain thresholds.

On January 6, 1997, Mr. Robert M. Wilson, a Director of the Company, resigned as its President, Chief Financial Officer and Secretary. He also entered into a consulting agreement that provides for the payment of $9,000 per month plus a one-time bonus of $25,000, which has been paid in full. In addition, the contract provides for the payment of commissions to Mr. Wilson based upon the value of acquisitions that Mr. Wilson negotiates on behalf of the Company. The agreement expires in January 1999 but commencing October 1, 1997, either Mr. Wilson or the Company may terminate the agreement on three months notice. Ms. Sandra Goldstein, a Vice President of the Company, was appointed the Company's Secretary.

                           CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF PLAN OF OPERATIONS
                             MARCH 31, 1997 AND 1996

--------------------------------------------------------------------------------

Effective May 13, 1997, Mr. James Gott resigned as a Director of the Company. The Company has not as yet named a replacement on its Board of Directors.

Effective May 12, 1997, the Company has entered into a consulting arrangement with Mr. Jeffrey Kahn, a management consultant. Mr. Kahn's initial assignment is to assist the Company in an in-depth analysis of all aspects of the Company's operations with the objective of developing and implementing a refined corporate and financing strategy to appropriately position the Company to move forward.

The Company has also retained Los Angeles-based Ambient Capital Group, Inc., an independent investment banking firm, which will be exploring financing and strategic alliance options for the Company. Sitrick And Company, an investor relations firm, has been engaged to assist the Company with its strategic communications.

Litigation
On May 14, 1997, the Company filed a complaint in the United States District Court for the Central District of California charging its underwriters, Royce Investment Group, Inc. and First Cambridge Securities Corporation, with fraud, intentional interference with prospective economic relationship, breach of fiduciary duty, breach of contract and violation of California Business and Professional Code S 17200 in connection with various fundings and proposed financings for the Company. Also named in the complaint are Mr. John Higgins, Mr. Paul LaRosa, Mr. John Marciano, officers and directors of Royce Investment Group, Inc., and Mr. Kenneth Orr, Chief Executive Officer and Chairman of First Cambridge Securities Corporation.

Planned Acquisitions
The Company has entered into a non-binding letter of intent to purchase the assets of companies engaged in operating four assisted living care facilities and in providing home health care. The purchase price for this acquisition is $4.6 million, and the acquisition is conditioned on the Company obtaining adequate financing. Thus far, the Company has been unable to obtain such financing, and there can be no assurance that such financing can be obtained prior to the time deadline under the letter of intent, which is May 31, 1997.

As previously disclosed in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended December 31, 1996, the Company had entered escrow to purchase a child care center in Los Angeles County, California for $375,000. In March 1997, the Company terminated the escrow agreement. In connection with this termination, the Company forfeited a $10,000 escrow deposit which had been provided to the seller.

                          CHILDREN'S WONDERLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF PLAN OF OPERATIONS
                            MARCH 31, 1997 AND 1996

------------------------------------------------------------------------------

Secondary Offering
As previously disclosed in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended December 31, 1996, the Company had executed a non-binding letter of intent with an underwriter to raise net proceeds of approximately $6,000,000 through the sale of between 1,000,000 and 1,200,000 shares of the Company's common stock in order to fund acquisitions, repay the Notes and to provide additional working capital. Due to delays in closing the private placement of Units discussed above, as well as the significant decline in the Company's stock price subsequent to March 31, 1997, and other factors, the secondary public offering is no longer under consideration.

Liquidity Considerations
As previously indicated (see "--Liquidity and Capital Resources"), the Company's operations currently are producing negative cash flows. The Company does not have a cash reserve. As a consequence, the Company is seeking funding sources or other business arrangements. As a result of the Company's adverse financial position, the borrowing opportunities being presented to and considered by the Company are at above-market rates and also could result in potential significant dilution to current shareholders.

ITEM 6.  EXHIBITS

        27.  Financial Data Schedule

        REPORTS ON FORM 8-K

        None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:





CHILDREN'S WONDERLAND, INC.
(Registrant)






/s/ Debby S. Bitticks      May 15, 1997
---------------------------------------
Ms. Debby S. Bitticks
Chief Executive Officer and President




/s/ William M. Popok       May 15, 1997
---------------------------------------
Mr. William M. Popok
Acting Chief Financial Officer