Form 10KSB
period 2000-06-30
CHILDRENS WONDERLAND INC
filed 2001-08-17
CIK 916933

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT of 1934
                     For the fiscal year ended June 30, 2000
                                       OR
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT of 1934
             For the transition period from ________ to ___________

                      Commission file number: 333-00400-LA
                           CHILDREN'S WONDERLAND, INC.
                 (Name of Small Business Issuer In Its Charter)

         California                                           95-4455341
       (State or Other Jurisdiction of                      (I.R.S. Employer
        Incorporation or Organization)                       Identification No.)

            Children's Wonderland, Inc.
            3775 Mansell Road
            Alpharetta, Ga.                                    30022
        (Address of Principal Executive Offices)             (Zip Code)

          Issuer's Telephone Number, Including Area Code: (770-594-9790
           Securities registered under Section 12(b) of the Act: None

         Securities registered under section 12(g) of the Act:

         Title of Each Class         Name of Each Exchange on Which Registered
         -------------------         -----------------------------------------
     Common Stock, No Par Value                   Non-OTCBB
   Warrants to Purchase Common Stock

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No__X__

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $1,259,000.

         The aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on the over the counter non-bulletin board on June 27, 2001 was approximately $254,414.

         As of May 1, 2001 the number of shares of the registrant's Common Stock issued and outstanding was 10,562,185.
                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

         Transitional Small Business Disclosure Format (check one): Yes  No X
                                                                       --   --
Other than a Current Report on Form 8-K filed on October 13, 2000 relating to a change in its independent auditor, Children's Wonderland, Inc. (the "Company" or "CWI") has not filed any reports under the Securities Exchange Act of 1934 (the "Exchange Act") since it filed its Quarterly Report on Form 10-QSB for the quarter ended March 31,1997. This Annual Report on Form 10-KSB is intended to provide all material information about the Company that would have been available in the Company's Annual Reports for the fiscal years ended June 30, 2000, June 30, 1999, June 30,1998 and June 30, 1997 had the Company filed such Annual Reports on a timely basis.

The statements in this Form10-KSB relating to ongoing operations and program offerings, development and expansion, and potential future services and products, and other similar projections are forward-looking statements within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, and are subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: changes in product mix, economic conditions in the U.S., competition and competitive pressures in pricing and service availability, market acceptance of the Company and the Company's products, service efficiencies and overall capacity utilization, litigation, regulatory compliance, strategic planning decisions by management, the Company's ability to retain key personnel, ability to secure adequate financing, natural disaster, uninsured losses, ability to obtain regulatory licenses for various programs offerings, and other risks detailed in the Company's Securities and Exchange Commission("SEC") filings. All forward-looking statements contained in this Form 10-KSB are qualified in their entirety by this cautionary statement.

Reference in this Report to any "fiscal year" shall mean the fiscal year ending June 30 of such year.

PART I

Item 1.  Description of Business

Business Summary and Strategy

The Company was incorporated in California in September 1993 to own and operate full service family care Centers ("Centers"), which provide developmentally appropriate educational programs and activities for infants and toddlers (ages 6 weeks to 2 years), preschoolers (ages 3 to 4), kindergartners, and the elderly (ages 60+). The Company has also provided before and/or after school care for elementary school aged children, flex-care, and care for the mildly ill.

In May 2001, the Company sold for $455,000 the assets relating to its remaining Center in West Haven, CT, and assigned its lease for that Center, to Tutor Time Learning Systems, Inc. The net proceeds of such sale were used to repay certain debts and legal fees of the Company.

Since June 2000, the Company's intention has been to change its focus from owning and operating child care centers to providing quality education programs to children internationally and to implementing a commerce program that creates additional revenue streams for schools, youth athletic programs and other non-profit organizations that benefit children, parents and entire communities.

As of June 30, 2000, the Company had two offices, one at 15060 Ventura Blvd. Suite 211, Sherman Oaks, CA 91403 and another one at 3775 Mansell Rd. Alpharetta, GA 30022.

In November 2000, the Company signed a Letter of Intent to acquire assets and operations of KinderWorld, an Asian/Pacific region child-care/kindergarten franchise headquartered in Singapore. This Letter of Intent expired on January 1, 2001. The terms of the Letter of Intent stated that KinderWorld will be acquired by the Company through an exchange of one hundred percent (100%) of the outstanding stock of all classes of KinderWorld (with an agreed valuation of $8,000,000 US) for a number of shares of the Company's Common Stock ("Common Stock") to be determined prior to the closing of the acquisition. Management has maintained frequent contact with KinderWorld even though the letter of intent between the parties has expired. The Company's hope was to fuse KinderWorld's operation into a newly formed subsidiary to be owned 100% by the Company. Any acquisition of KinderWorld would be contingent upon, among other factors, securing funding of approximately $2,000,000 in new capital invested into the Company. There can be no assurance that the Company will be successful in acquiring KinderWorld or that funds necessary for such acquisitions will be raised. Further, any closing of such an acquisition would be subject to extensive due diligence from both parties and availability of audited financial results.

KinderWorld is a child care/kindergarten franchise consisting of 11 English-speaking owned and operated Centers and 4 English-speaking franchised Centers in 5 countries throughout the Asia Pacific Region. Additionally, the Company believes that KinderWorld has established a relationship with Somerset/Ascott Group, one of the largest service apartment developers in the Asia-Pacific region, to establish and operate learning centers in its apartment complexes. The Company believes that an international focus is important to its future. Singapore, a country that has adopted English as its primary language, represents a gateway to the greater Asia-Pacific region. Through operations in Singapore, English speaking teachers and Western education theories and products can be funneled to the greater Asia Pacific markets where the demand for English teaching and Western products is high. Management believes that significant local presence in the major Asia-Pacific markets provides an ideal foundation for successful growth.

The Company also intends to focus its efforts on developing software and commerce programs to enhance the profitability of schools, athletic programs, and non-profit organizations. The Company has established a relationship with a company that owns software relating to a transaction processing network. Management believes that if it is able to raise $2,000,000 in new capital, the Company will be able to acquire a license to the software for this network in addition to being able to acquire KinderWorld. The Company has partially developed software for predictive modeling and rebate application and would require additional funding to complete the development of such rebate application. The license to the transaction procession network, coupled with the rebate application, would permit the Company to launch its transaction based rebate program. This rebate program would permit consumers using credit, debit, ATM or other cards, by registering with the Company, to donate the rebates earned from using such cards to schools, non-profit organizations or another type of entity. TutorTime Learning Systems has agreed with the Company to permit the Company until May 31, 2002 to utilize four of TutorTime's pre-schools as a test bed for launching the Company's transaction based rebate program. The Company hopes to refine its program prior to launching by utilizing focus groups consisting of participating parents from these pre-schools.

There can be no assurance that any of the Company's plans or proposals set forth above or herein will be consummated.

History Through 2000

In May 1996, the Company completed an initial public offering (IPO) of units, each unit consisting of one share of its Common Stock and one warrant to purchase Common Stock, raising $8,050,000 in gross proceeds before deducting related fees and commissions. In the initial public offering, 1,750,000 units were sold and, after exercise by the underwriter of the over-allotment allowance, an additional 262,500 units were sold.

In both fiscal years 1995 and 1996, the Company incurred losses as a result of significant costs associated with the establishment of its corporate infrastructure. These costs included the documentation of intergenerational Center operating procedures and curriculum, hiring new management, creation of standard Center purchase and long-term lease agreements, creation of prospective site evaluation and selection criteria, and creation of regional sales and development functions. A significant portion of these costs represents expenses required to break out of the childcare industry's norm of small, "mom and pop", backyard-based operations.

The Company through 1996 had committed to the opening of several intergenerational care facilities, which were to be financed through a combination of public debt and equity offerings by the Company. The Company had opened a number of facilities based upon funding commitments from its IPO underwriter, an investment-banking firm. Such funding was necessary to complete construction and to offset the operating losses that typically are experienced for a period of time after a new Center is opened. The investment-banking firm did not honor its funding commitment and, as a result in fiscal year 1998, the Company was forced to abandon its projects in development, either close or sell all but one of its operating facilities and to abandon its plans for future expansion. See Item 3. Legal Proceedings.

In May 1997, the Company filed a lawsuit against its IPO underwriters and certain of their principals in federal district court alleging breach of fiduciary duty, fraud, and other claims. It was alleged that in late 1996, the Company was working with new investment bankers to raise money for further expansion. The Company's former underwriters who had taken the Company public opposed a new financing by the Company. The Company's stock price collapsed and the Common Stock was de-listed from NASDAQ in April 1997. The Company lost the new financing after that development, and sued its former underwriters.

In March 1997, the Company completed a private placement of $1,375,000 unsecured 10% per annum promissory notes. Principal and interest were due payable in full upon the earlier of a secondary public offering by the Company, or March 24, 1998. Each $50,000 promissory note entitled the holder to 25,000 common stock purchase warrants to purchase Common Stock for $5.00 per share during a period commencing one year from the completion of a secondary offering (or January 1, 1998 if such public offering has not occurred by that date) and expiring on May 6, 2001.

The following table lists the Company operated Centers, and where applicable, the year of each Center's sale and/or termination of applicable leases. The Company had operated each Center pursuant to a lease of the applicable property from a third party landlord. With respect to the Centers that are identified below as "Sold," the Company sold the business and assigned the applicable lease. With respect to the Centers identified below as "Terminated Lease," the Company neither sold the Center business nor assigned the applicable lease but rather ceased operations and terminated the lease.

Location
Address                                 Sq. Ft.       Sold   Terminated Lease
-------                                 -------       ----   ----------------
27400 Canwood St., Agoura, CA            14,500                1998
21772 Lake Forest Dr., Lake Forest, CA    7,560       1997
107 Teardrop Court, Newbury Park, CA      8,500       1997
700 Esplanade Dr., Oxnard, CA            11,600       1998
25022 Hawkbyrn Ave., Newhall, CA          3,800                1998
15250 E. 6th Ave., Aurora, CO             6,400       1997
3225 S. Wadsworth Blvd., Lakewood, CO     5,012       1997
9102 W. 88th Ave., Westminster CO         5,320       1997
1400 Ironton, Aurora, CO                  6,000       1997
18707 E. Hampden Ave., Aurora, CO         3,680       1997
5207 W. 26th St., Edgewater, CO           4,800       1997
2317 Gold Meadow Way, Gold River, CA     11,600       1998
5855 DeSoto Ave., Woodland Hills, CA     12,247       1998
4 Veterans Circle, West Haven, CT        11,500     Still Operating
                                                    as of June 30, 2000
----------------------

As of June 1997, the United States Veterans Administration ("VA") operated approximately 160 sites in the United States, and the Company was selected to operate Centers on 5 of those sites. On July 25, 1997, the Company commenced an action in the Superior Court of California in Los Angeles County against Diversified Intergenerational Care, Inc. ("DIC"). The VA had selected the
Company and DIC to provide 5 care Centers on VA properties and DIC had contracted with the Company to build those care Centers. With the West Haven Center having been completed by DIC behind schedule and no work having been commenced on the other four care Centers, the complaint alleged that DIC was attempting to block the Company from submitting new proposals to the VA without DIC and that DIC was attempting to impose on the Company excessive rents, security deposits and other terms relating to the care Centers. At trial, the Company was awarded approximately $79,500 in damages plus attorney fees of approximately $166,750. In addition, the contract between the Company and DIC was nullified, permitting the Company to pursue a direct, independent relationship with the VA for future care Centers.

Around May 1997 when the Company commenced its lawsuit against its former underwriters, the Company was forced to commence liquidating some of its assets.

In September 1997, the Company sold its six centers in Colorado to Imagination Plus. The agreement for the sale of the Colorado Centers required that the

Company include for sale two of its California Centers, Lake Forest and Newbury Park. In fiscal 1998, the Company sold 8 Centers in all to Imagination Plus.

In fiscal 1998, as part of its effort to save itself from bankruptcy, the Company began to downsize its corporate office in Agoura, California. A total of ten employees were laid off in the corporate facility. With its remaining four employees, the Company began the process of disposing of its Centers. As part of the Company's continuing effort to cancel existing leases and reduce expenses to the bare minimum, the remaining corporate employees were moved from the Company's corporate office in Agoura, California to the Oxnard Center in California.

In October 1997, the Company and the members of its Board of Directors, were sued in a class action lawsuit caused by the decline in the Company's stock price. Due to lack of any evidence of wrongdoing on the part of the Company and its Directors, this lawsuit was dismissed with prejudice.

In order to keep itself solvent through the litigation process against its former underwriters, the Company sold three of its remaining California Centers to Aloha Pacific, Inc. in May 1998. The Oxnard, Woodland Hills and Gold River Centers were sold to Aloha Pacific, Inc., but the Company still possessed a management contract with Aloha Pacific to manage these three Centers for a fee.

Due to continuing financial difficulty, the Company was forced to abandon its last two California Centers, located in Agoura and Newhall, in August 1998. However, as of June 30, 2000, the Company was still operating a Center in West Haven, Connecticut.

The Company's lawsuit against its former underwriters was being prepared for trial in early 2000 when a settlement was reached. Under the terms of the settlement, the Company received $1,575,000 in cash and cancellation of notes in the principal amount of $975,000 plus accrued interest of $291,000. Most of the proceeds of the settlement were used to pay attorney fees and other costs of litigation and to make repayment of loans and debt of the Company.


Because of continuing financial problems, and the conflict arising with Aloha Pacific, Inc. ("API") due to API's non-payment of management fees owing to the Company, the Company relocated its corporate office in June 1999 from the Oxnard Center to 15060 Ventura Boulevard, Sherman Oaks, California.

In December 1999, the Company filed a lawsuit against API and certain of its officers and directors alleging breach of contract, fraud, and other claims in connection with the sale of the three Centers by the Company to API and the associated management contract whereby the Company was to manage those Centers for API until $250,000 in management fees was earned by the Company. The Company alleged that API abruptly and without cause terminated the management contract with approximately $100,000 still owing to the Company. As of June 30, 2000, this matter had been mediated and the parties had entered into a stipulation of settlement. As part of this stipulation of settlement, the Company and API agreed to a rescission of their sale contract and the Company introduced a third party that purchased for $480,000 the three Centers which the Company had sold to API. The third party and API are continuing to resolve issues regarding the sale of these Centers. The Company will have no further obligation to API or the third party upon their completion of such sale.

On February 4, 2000, Tiger Ventura County, L.P. commenced an action against the Company and API in the Superior Court of California in the County of Ventura alleging the defendants' failure to pay property taxes and assessments of approximately $67,000 on a property which had been leased by the Company from the plaintiff. As of April 30, 2001, funds in the amount of $480,000, the purchase price being paid by the third party for the three Centers sold by the Company to API, and the Company's deposit of $67,000 for the Tiger Ventura settlement had been deposited into an account at Commerce Escrow Company of California. Additionally, the Company had forwarded its documentation to commence the closing of the rescission. As of May 21, 2001, the third party and API have yet to resolve certain issues involved with the purchase of the three Centers. As a result, the rescission of the original sales contract between the Company and API has not been finalized and the funds to settle the Tiger Ventura lawsuit remain in escrow.

In February 2000, two investors, John R. Clarke and Robert Becker, acquired control of the Company by purchasing for $300,000, 600,000 newly issued shares of the Company's Series A Convertible Preferred Stock ("Series A Preferred") which shares can be converted into a majority of the outstanding Common Stock and can be voted on an "as-converted basis" in any vote by the holders of Common Stock. The Company used the proceeds of the sale of Series A Preferred for working capital purposes including payment of certain past due obligations. Additionally, John R. Clarke and Robert Becker have provided the Company with loans in the amount of $186,000 as of May 1, 2001. As of June 1, 2001, the amount of such loans outstanding was $126,000.

In June 2000, John R. Clarke was elected the Company's Chairman of the Board and Robert Becker was elected as a member of the Company's Board of Directors. Concurrently, Ken Bitticks resigned as the Company's Chairman of the Board.

During the quarter ended June 30, 2000, the Company reached an agreement with a number of its trade creditors and note holders for the exchange of one newly-issued share of the Company's Series B Convertible Preferred Stock ("Series B Preferred") for every $10.00 of debt owed by the Company, which is cancelled by such creditor or note holder. In connection with the Series B Preferred offering by the Company, each creditor or note holder was issued one warrant ("Series B Warrants") to purchase Common Stock for each Series B Preferred share issued. The Company issued no registration rights in conjunction with the Series B Preferred or Series B Warrants.

On  December  7, 2000,  Debby  Bitticks  and  Robert  Wilson  resigned  from the
Company's Board of Directors. Subsequently, Ms. Bitticks resigned as President of the Company.

In May 2001, Robert Becker resigned from the Company's Board of Directors and his position as Chief Financial Officer.

Governmental Regulation

On May 1, 2001, the Company sold its one Center in West Haven, Connecticut to Tutor Time Learning Systems, Inc. This center was to be licensed under applicable state or local licensing laws and is subject to a variety of state and local regulations. Although these regulations vary from jurisdiction to jurisdiction, governmental agencies generally review the safety, fitness and adequacy of the buildings and equipment, the ratio of staff to enrolled children, the dietary program, the daily curriculum and compliance with health standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of Centers, and licenses must be renewed periodically. Repeated failures of a Center to comply with applicable regulations can subject it to sanctions, which might include probation or, in more serious cases, suspension or revocation of the Center's license to operate.

In the ordinary course of business, the Company's West Haven Center, like others in the day care industry, from time to time had received statements of deficiency and, occasionally, citations for failure to comply with various state regulatory requirements. As of May 1, 2001, such statements of deficiency and citations had not had any material adverse effect on the Company or the Center. No statements of deficiency or citations were pending and the Center was in compliance. Based on its operating policies and compliance procedures, quality assurance programs and past experience, the Company does not believe that the Center is likely to receive any statements of deficiency or citations which would, either individually or in the aggregate, have a material adverse effect on the Company.

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

The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime compensation and working conditions. A significant portion of the Company's personnel are paid at rates related to the federal minimum wage and accordingly, increases in the minimum wage will increase the Company's labor costs.

Suppliers

The Company is not dependent on any single supplier of equipment or supplies, and has not entered into any material, long-term contracts with any such supplier.

Insurance

The Company maintains comprehensive general liability insurance for its remaining Center in West Haven, Connecticut, which provides coverage for both bodily injury and property damage and specific coverage for child physical and sexual abuse. Although there can be no assurance, the Company believes such insurance coverage is adequate. The Company has not experienced difficulty in obtaining insurance coverage, but there can be no assurances that adequate insurance coverage will be available in the future, or that the Company's current coverage will protect it against all possible claims.

Risk Factors

An investor or potential investor in the Company should carefully consider the risks described below and the other information in this Form 10-KSB in evaluating the Company and its prospects.

a. The Company will need to obtain additional financing in order to continue operations and implement its business plan

Since its initial public offering, the Company has been unable to pay its debts, has experienced limited business activity and has remained substantially leveraged. While the Company is hoping to pursue a new business strategy, as of June 30, 2000, it is faced with cash constraints and will require new capital to be able to pursue its new strategy. While the Company is operating one Center as of June 30, 2000, the operation of Centers is not at the core of the Company's new strategy. In the 2000 fiscal year, the Company has had insufficient revenues to satisfy any expenses other than the expenses of operating the one Center in Connecticut. There can be no assurance that the Company will ever be profitable. If the Company does not become profitable or obtain additional financing, it will be unable to continue even its already-downsized operations or to pursue its new business strategy. There is substantial doubt about the Company's ability to continue as a going concern.

b. A start-up business is difficult to evaluate

Even though the Company completed an initial public offering of Common Stock in 1996, the business which it pursued with the proceeds of such offering has substantially failed and the Company is hoping to pursue a new business. The Company must, therefore, be viewed as an early stage enterprise with an untested business model and must be considered in light of the risks and difficulties facing early stage enterprises. In addition, the Company's current management has been with the Company for only a short period of time. As a result, there is a limited operating history upon which to evaluate the Company's prospects.

The Company's proposed business model is unproven and, to its knowledge, none of the Company's competitors has achieved profitability in this business segment. The Company cannot predict whether demand for its products and services will ever develop, particularly at the volume or prices which the Company needs to become profitable.

c. The Company must continually enhance and develop its products and services

Even if the Company obtains financing to pursue its new strategy, it may be unable to develop and to deliver compelling products and services that will attract clients necessary for the success of the Company's new business. The market for the Company's proposed services is characterized by rapidly changing technology, emerging industry standards and consumer requirements that are subject to rapid change and frequent new service introductions. These characteristics are exacerbated by the expectation that many companies may introduce products and services addressing the Company's targeted market in the near future. There can be no assurance that the Company will be successful in developing its software or in delivering comprehensive services and products on a timely basis, or that such products and services will effectively address consumer requirements and achieve market acceptance.

d. The Company is in a highly competitive and evolving market

Many of the Company's existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than the
Company does. Additionally, many of these companies have greater name recognition and more established relationships with the Company's target customers. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than the Company can. There can be no assurance that the Company can ever achieve or maintain a meaningful level of revenues.
Some of the Company's competitors have or may establish relationships with and among themselves that could emerge and rapidly acquire market share. In addition, there may not be sufficient demand for the type of products and services which the Company plans to offer to child care centers.

e. Risks of acquisitions

The Company may seek to pursue its new strategy through acquisitions of other businesses if it can obtain financing and if acquisition candidates present desirable opportunities. There are risks related to expansion by acquisition, as the Company has already experienced following its initial public offering. There are certain risks inherent in acquiring other businesses such as the general risk that the Company may invest time and money into such acquisition or expansion without success. The integration of other businesses into the Company's business would also increase operating expenses.

f. The Company is delinquent with certain obligations

The Company has failed to file its corporate income tax returns and has failed to pay income taxes or minimum taxes since fiscal year ended June 30, 1996. The Company has also failed to pay payroll taxes including interest and penalties for late payments of such payroll taxes. There are liens on the Company's assets in connection with such delinquent payroll tax obligations. There can be no assurance that the Company will be able to correct these problems.

g. Investors may find it difficult to trade the Company's Common Stock due to the "Penny Stock" rules

Currently   the  Common   Stock  is  quoted  on  the  "pink   sheets"   for  the
over-the-counter market. As a result, trading in shares of Common Stock is covered by "penny stock" rules promulgated for non-exchange listed securities. Under these rules, any broker/dealer who recommends shares of Common Stock to persons other than prior customers and investors meeting certain financial requirements, must, prior to sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction. Securities are exempt from these rules if the market price is at least $5.00 per share.

The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. The price and ability to sell shares of Common Stock may be negatively affected because the shares can only be sold in compliance with the penny stock rules. The Company cannot be sure that, in the future, its securities will not be subject to the penny stock regulations or other regulations that would negatively affect the market for its securities.

Seasonality

The Company's revenues has varied throughout the year. As is the case throughout the childcare industry, the Company's first fiscal quarter (the summer months of July, August and September) generally reflected the lowest revenues. To address this matter, the Company had an enhanced summer camp program, which brought additional revenue during the summer months and helped with client retention. The fourth fiscal quarter generally reflected the highest revenues for each year.

Employees

As of June 30, 1997 the Company had 328 employees (242 full-time),which consisted of 20 salaried employees and 308 hourly employees. Due to the divestiture of its facilities, the number of employees diminished to 172 (140 full time), 9 salaried employees and 163 hourly employees as of June 30, 1998, to 44 (35 full time), 5 salaried employees and 39 hourly employees as of June 30, 1999 and 47 (37 full time), 5 salaried employees and 42 hourly employees as of June 30, 2000. The Company employed one full time bookkeeper for fiscal years 1997 and 1998. For fiscal years 1999 and 2000, the Company employed one part-time bookkeeper. Additionally, the Company employed one registered nurse for the Center in West Haven, CT for fiscal years 1997, 1998, 1999 and 2000 to comply with its agreement with the Veteran's Association. The Company believes that its future success will depend in part on its ability to attract and retain qualified employees. The Company believes that its relations with its employees have been good. The employees were not parties to any collective bargaining agreements and the Company does not anticipate becoming a party to any such agreements.

Trademarks

The Company has the rights to federally registered trademarks or service marks in the Children's Wonderland name and logo, as well as "The Family Resource Center" and "Keeping The Family Together," which collectively reflect a philosophy which integrates the need of the child, the parent and the family as a whole. The Company owns the registration rights to trademarks for "The Highland Club", "Highland Home" and "Highland Care" which were registered for the anticipation of expanding the Company's elder care services in 1997. However, the Company is no longer offering elder care services and does not plan to use these marks in the future. In 2000, the Company made filings with the U.S. Patent and Trademark Office to register the following trademarks:
"BeParents.com", "KideKiosk" and "Parent Power."

Item 2.  Description of Property

As of June 30, 2000, the Company was operating a daycare and preschool facility in West Haven, Connecticut, with the following address:

West Haven Center
4 Veteran Circle
West Haven, CT 06516

Terms of West Haven Lease:

In March 2000, a new lease agreement was entered into with Resun Leasing, Inc. The term of this lease is eighty-two (82) months beginning on March 24, 2000, expiring December 24, 2006.

The monthly rental for the West Haven Center is as follows: (4) payments of $5,000.00, followed by (3) payments at $8,000.00, followed by (3) payments at $10,000.00, followed by (12) payments at $13,000, followed by (12) payments of $14,000, followed by (48) payments at $15,000.

The lease was assumed by TutorTime in connection with the Company's sale of its assets at the West Haven Center.

Prior Centers operated by the Company

In the past, the Company, also operated the following Centers. The years, in which the Centers were sold and leases terminated are also listed.

Location
Address                                  Sq. Ft.    Sold     Terminated Lease
-------                                  -------    ----     ----------------
27400 Canwood St., Agoura, CA             14,500                    1998
21772 Lake Forest Dr., Lake Forest, CA     7,560    1997
107 Teardrop Court, Newbury Park, CA       8,500    1997
700 Esplande Dr., Oxnard, CA              11,600    1998
25022 Hawkbyrn Ave., Newhall, CA           3,800                    1998
15250 E. 6th Ave., Aurora, CO              6,400    1997
3225 S. Wadsworth Blvd., Lakewood, CO      5,012    1997
9102 W. 88th Ave., Westminster CO          5,320    1997
1400 Ironton, Aurora, CO                   6,000    1997
18707 E. Hampden Ave., Aurora, CO          3,680    1997
5207 W. 26th St., Edgewater, CO            4,800    1997
2317 Gold Meadow Way, Gold River, CA      11,600    1998
5855 DeSoto Ave., Woodland Hills, CA      12,247    1998
4 Veterans Circle, West Haven, CT         11,500   Still Operating
                                                   as of June 30, 2000
----------------------

Item 3.  Legal Proceedings

In May 1997, the Company filed a lawsuit against its former underwriters and a number of their principals in district court alleging breach of fiduciary duty, fraud, and other claims. The Company alleged that in late 1996, the Company was working with new investment bankers to raise money for further expansion and that the Company's former underwriters who had taken the Company public opposed the new financing. The price of Common Stock collapsed and the Common Stock was de-listed from NASDAQ in April 1997. The Company lost the new financing after that development, and sued the Company's former underwriters. As the case was being prepared for trial in early 2000, a settlement was reached with the old underwriters. Under the terms of the settlement, the Company received $1,575,000 in cash and cancellation of notes in the amount of $975,000 plus accrued interest of $291,000 on the notes. A confidentiality agreement was signed by CWI.

In July 1997, the Company commenced an action in the Superior Court of California in Los Angeles County against DIC. The VA had selected the Company and DIC to provide 5 care Centers on VA properties and DIC had contracted with the Company to build those care Centers. With the West Haven CT Center having been completed by DIC behind schedule and no work having been commenced on the other four care Centers, the complaint alleged that DIC was attempting to block the Company from submitting new proposals to the VA without DIC and that DIC was attempting to impose on the Company excessive rents, security deposits and other terms relating to the care Centers. At trial, the Company was awarded approximately $79,500 in damages plus attorney fees of approximately $166,750. In addition, the contract between the Company and DIC was nullified, permitting the Company to pursue a direct, independent relationship with the VA for future care Centers.

In October 1997, the Company and the members of its Board of Directors were sued in a class action lawsuit caused by the decline in the Company's stock price. Due to lack of any evidence of wrongdoing on the part of the Company and its directors, this lawsuit was dismissed with prejudice.

In December 1999, the Company filed a lawsuit against API and certain of its officers and directors alleging breach of contract, fraud, and other claims in connection with the sale of the three Centers by the Company to API and the associated management contract whereby the Company was to manage those Centers for API until $250,000 in management fees was earned by the Company. The Company alleged that API abruptly and without cause terminated the management contract with approximately $100,000 still owing to the Company. As of June 30, 2000, this matter had been mediated and the parties had entered into a stipulation of settlement. As part of this stipulation of settlement, the Company has introduced a third party to purchase the three centers for $ 480,000. Additionally, the Company has deposited $67,000 into an escrow account to settle its portion of the Tiger Ventura LP dispute. The Company has signed all the settlement and closing documents and sent the signed documents to Commerce Escrow Company, the escrow agent for the documents and funds relating to the rescission of the Company's original sale of the three centers. However, API and the third party are continuing to resolve issues pertaining to the transfer of the three centers.

In February 2000, Tiger Ventura County, L.P. commenced an action against the Company and API in the Superior Court of California in the County of Ventura alleging the defendants' failure to pay real property taxes and assessments of approximately $67,000 on a property which had been leased by the Company from the plaintiff. API, which had assumed the lease from the Company, brought a cross claim against the Company and its Chief Executive Officer on June 28, 2000, alleging misrepresentations by them at the time API assumed the lease and submissions by the Company to API of misleading accounting statements. As of June 30, 2000, the parties to this action had entered into a mediated stipulation of settlement and the Company has $67,000 in a trust account for the settlement of this matter. As of May 1, 2001, the Company believes it has satisfied its requirements for the completion of the settlement of this action and the API action described above and is awaiting the resolution of certain issues by the other parties to the settlement.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Stock Market and Other Information; Market for Common Stock

The Company's Common Stock and public warrants are quoted on the over the counter (Non-Bulletin Board) market, or the "pink sheets," under the symbols
(CWIC) and (CWICW).

The following table sets forth for the periods indicated the high and low last sales price, or high and low bid quotations, for a share of the Company's Common Stock in each quarter, as reported initially by NASDAQ from the inception of trading on May 7, 1996 and then by the NASD beginning in April 1997 after the de-listing of the Common Stock.

Year                 Quarter        High      Low
---------------- ------------- ----------- -----------
Fiscal 1996             Q4          9.75      6.50
---------------- ------------- ----------- -----------
Fiscal 1997             Q1          9.75      7.50
---------------- ------------- ----------- -----------
Fiscal 1997             Q2         10.125     7.0
---------------- ------------- ----------- -----------
Fiscal 1997             Q3          7.87      6.93
---------------- ------------- ----------- -----------
Fiscal 1997             Q4          7.125     0.63
---------------- ------------- ----------- -----------
Fiscal 1998             Q1          0.875     0.125
---------------- ------------- ----------- -----------
Fiscal 1998             Q2          0.375     0.045
---------------- ------------- ----------- -----------
Fiscal 1998             Q3          0.60      0.055
---------------- ------------- ----------- -----------
Fiscal 1998             Q4          0.87      0.15
---------------- ------------- ----------- -----------
Fiscal 1999             Q1          0.62      0.19
---------------- ------------- ----------- -----------
Fiscal 1999             Q2          0.35      0.04
---------------- ------------- ----------- -----------
Fiscal 1999             Q3          0.20      0.14
---------------- ------------- ----------- -----------
Fiscal 1999             Q4          0.25      0.14
---------------- ------------- ----------- -----------
Fiscal 2000             Q1          0.17      0.052
---------------- ------------- ----------- -----------
Fiscal 2000             Q2          0.10      0.001
---------------- ------------- ----------- -----------
Fiscal 2000             Q3          0.05      0.001
---------------- ------------- ----------- -----------
Fiscal 2000             Q4          0.35      0.001
---------------- ------------- ----------- -----------
Fiscal 2001             Q1          0.25      0.001
------------------------------ ----------- -----------

The following table sets forth comparable price information for the Company's publicly traded warrants for the periods indicated.

Year                 Quarter        High       Low
---------------- ------------- ----------- -----------
Fiscal 1996             Q4          4.50      2.625
---------------- ------------- ----------- -----------
Fiscal 1997             Q1          5.00      3.750
---------------- ------------- ----------- -----------
Fiscal 1997             Q2          5.375     3.875
---------------- ------------- ----------- -----------
Fiscal 1997             Q3          4.750     3.875
---------------- ------------- ----------- -----------
Fiscal 1997             Q4          4.500     0.094
---------------- ------------- ----------- -----------
Fiscal 1998             Q1          0.13      0.02
---------------- ------------- ----------- -----------
Fiscal 1998             Q2          0.02      0.02
---------------- ------------- ----------- -----------
Fiscal 1998             Q3          0.03      0.06
---------------- ------------- ----------- -----------
Fiscal 1998             Q4          0.19      0.02
---------------- ------------- ----------- -----------
Fiscal 1999             Q1          0.14      0.04
---------------- ------------- ----------- -----------
Fiscal 1999             Q2          0.07      0.04
---------------- ------------- ----------- -----------
Fiscal 1999             Q3          0.04      0.03
---------------- ------------- ----------- -----------
Fiscal 1999             Q4          0.05      0.03
---------------- ------------- ----------- -----------
Fiscal 2000             Q1          0.03      0.03
---------------- ------------- ----------- -----------
Fiscal 2000             Q2          0.03      0.01
---------------- ------------- ----------- -----------
Fiscal 2000             Q3          0.01      0.01
---------------- ------------- ----------- -----------
Fiscal 2000             Q4          0.01      0.01
---------------- ------------- ----------- -----------
Fiscal 2001             Q1          0.01      0.01
---------------- ------------- ----------- -----------


As of May 1, 2001, there were, approximately 241 holders of record of the Company's common stock.
As of May 1, 2001, there were, approximately 140 holders of record of the Company's publicly traded warrants.

Sales of Unregistered Securities

The Company completed a private placement of units in March 1997; each unit consisted of one $50,000 face amount of promissory note and 25,000 Common Stock purchase warrants. Such notes bear interest at 10% per annum and were due at the earlier of the completion of the proposed secondary public offering (which has not occurred) or March 1998. The warrants entitle the holders thereof to purchase one share of Common Stock for $5.00 per share during a period commencing one year from the completion of the proposed secondary public offering (or January 1, 1998 if such public offering has not occurred by that date) and expiring on May 6, 2001. In connection with such offering, $600,000 of notes previously issued was exchanged for 12 units under this offering, and $150,000 of commissions payable with respect to the private placement was exchanged for three units under this offering. The net proceeds to the Company from this offering, including the $600,000 in converted notes and after deducting costs of issuance, amounted to $1,180,326.

In August 1997, the Company issued 36,476 shares of restricted Common Stock to an owner of a company in partial consideration for such company's providing renovation services at the Agoura Center.

In September 1997, the Company privately sold to an investor a promissory note with a two month maturity, a total face value of $7,500 and an interest premium of 10%. On September 22, 1997, this investor exercised the option to convert the note into 62,500 shares of Common Stock at the conversion rate of $0.12 per share.

In June 1998, the Company completed a $600,000 private placement, issuing 3,999,987 shares of restricted Common Stock to various investors at an offering price of $.15 per share. In connection with this placement, the Company issued 364,000 shares, 436,000 shares and 50,000 shares, respectively, of restricted Common Stock in February 1999 to three consultants in consideration for their financial and consulting services to the Company.

In June 1998, the Company privately issued 20,000 shares of restricted Common Stock to a principal of a company that owned certain land as partial consideration for that company's agreement to sell such land to Aloha Pacific rather than to a competitor of the Company, so that Aloha Pacific could develop a Center on the site. The Company had entered into a management contract to manage such Center for a fee from Aloha Pacific.

In October 1998, the Company privately sold to six investors, four-month promissory notes with a total face value of $151,000, accruing 13.46% interest for such four-month period. The Company also issued to these investors, for no additional consideration, a total of 75,450 restricted shares of Common Stock and warrants to purchase within two years of their issuance up to 75,450 shares of Common Stock at the exercise price of $0.25 per share.

In February 1999, the Company issued 8,333 restricted shares of Common Stock to a former employee in connection with the exercise of her stock options for a total exercise price of $416.65, or $0.05 per share.

In June 1998, the Company issued a total of 474,402 restricted shares of Common Stock to two of its creditors in satisfaction of the Company's debt to such creditors of $349,160 plus interest accrued thereon from March 23, 1998.

In February 2000, the Company issued 600,000 shares of Series A Preferred for $300,000 to two investors, who are currently officers and directors of the Company. Each share of Series A Preferred has a stated value of $.50, and may be converted at the option of the holder, into the number of shares of Common Stock equal to the number of fully diluted outstanding shares of Common Stock as of February 24, 2000 divided by.10 and then dividing the result obtained by 600,000. On matters requiring the consent of the holders of the Common Stock, each share of Series A Preferred is entitled to the number of votes equal to the number of shares of Common Stock into which it is convertible. The Series A Preferred is senior to the Common Stock and Series B Preferred as to liquidation, and if dividends are declared on Common Stock, is entitled to the same dividends as would have been paid with respect to the number of shares of Common Stock the holder would have received had it converted all of its Series A Preferred shares.

In June 2000, the Company issued 386,183 shares of its Series B Preferred in full settlement of $4,564,000 of Company debt and 50,000 shares of Series B Preferred to a note holder, whose release of the debt is subject to certain conditions. The shares of Series B Preferred have been recorded at their estimated fair value of $2.48 per share and a gain has been recognized for the difference between the recorded amount of the debt and the fair value of the shares issued (See Note K to the Company's financial statements attached hereto). Each share of Series B Preferred has a stated value of $10, and automatically converts into the number of shares of Common Stock equal to $10 divided by 85% of the average of the per share closing bid and asked prices (or last sale price) of the Company's Common Stock for the last five trading days preceding the date of conversion (the "Conversion Date"). The Conversion Date is the later of January 1, 2001, or the date on which a sufficient number of shares of Common Stock is authorized under the Company's Restated Articles of Incorporation to permit the conversion into Common Stock of all of the Company's then outstanding convertible securities. The Company plans to file a proxy statement to increase the number of authorized Common Stock to cover conversions of all Series of Preferred Stock into Common Stock by June 30, 2001. On matters requiring the consent of the holders of the Company's Common Stock, each share of Series B Preferred is entitled the number of votes equal to the number of shares of Common Stock, which would be issuable upon its conversion. The Series B Preferred is junior to Series A Preferred and senior to Common Stock as to liquidation, and if dividends are declared on Common Stock, is entitled to the same dividends as would have been paid with respect to the number of shares of Common Stock the holder would have received had it converted all of its Series B Preferred shares.

In connection with the Company's issuance of the Series B Preferred, each holder was issued one warrant to purchase Common Stock for each preferred share issued, exercisable for a two-year period at 120% of the average of the closing bid and asked prices for the Common Stock for the five days in which trading has occurred immediately preceding the later of (1) April 30, 2000 or (2) the 20th business day following the date on which a reverse split of the Common Stock becomes effective.

The Company believes that the unregistered sales of securities described above were exempt from registration under section 4 (2) of the Securities Act.

Dividend Policy

The Company has not paid any dividends on its Common Stock to date. The payment of dividends, if any, in the future is within the discretion of its Board of

Directors and will depend on the Company's earnings, its capital requirements and financial condition. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Board does not expect to declare or pay any dividends in the foreseeable future for the common stock. The Board of Directors will use its discretion to pay any dividends on existing or future classes of preferred stock.

Transfer Agent and Registrar

Continental Stock Transfer & Trust Company of New York, New York, serves as transfer agent and registrar of the Company's Common Stock and public warrants.

Item 6. Management's Discussion and Analysis of Financial Condition or Results of Operation

This Annual Report on Form 10-KSB contains forward-looking statements. A forward-looking statement may contain words such as "will continue to be", "will be", "continue to", "expect to", "anticipates that", "to be", or "can impact". Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements. Reference in this Item 6 to any year shall mean the fiscal year ending June 30 of such year.

OVERVIEW

Results of Operation

As of June 30, 1997, the Company owned and operated 14 child care and elder care centers. Throughout the period of fiscal years 1998, 1999 and 2000, the Company sold and closed all but 1 Center located in West Haven, CT.


Since June 2000, the Company's intention has been to change its direction from strictly owning and operating Centers to providing a suite of products and services that enhance the profitability of early learning centers. The Company intends to provide quality education programs to children internationally and implement a commerce program that creates additional revenue streams for schools, youth athletic programs, and other non-profit organizations that benefit children, parents, and entire communities.

RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations for the periods indicated:

                                                                     Year Ended June 30
                                           1996          1997          1998          1999          2000
                                   ------------  ------------  ------------  ------------  ------------
Revenue (including $190,000 of     $  4,606,319  $  5,698,000  $  4,840,000  $  1,236,000  $    884,000
   management fees in 1999)

Grant Revenue                                --            --            --            --       375,000
                                   ------------  ------------  ------------  ------------  ------------

Total Revenue                         4,606,319     5,698,000     4,840,000     1,236,000     1,259,000
                                   ------------  ------------  ------------  ------------  ------------
Operating Expense:
    Payroll and Related Costs         3,030,776     5,101,000     4,437,000       812,000       923,000
    Center Facilities Costs             953,831     1,125,000     1,086,000       360,000       220,000
    General and Administrative        1,709,279     5,589,000     1,891,000       773,000       710,000

    Development Costs                   368,270            --            --            --            --
    Food & Other                        389,093       172,000       116,000        17,000        49,000
    Depreciation and Amortization       339,888       669,000       843,000        53,000        44,000
                                   ------------  ------------  ------------  ------------  ------------

Total                                 6,791,137    12,656,000     8,373,000     2,015,000     1,946,000
                                   ------------  ------------  ------------  ------------  ------------

Operating Loss                       (2,184,818)   (6,958,000)   (3,533,000)     (779,000)     (687,000)
                                   ------------  ------------  ------------  ------------  ------------

Other (income) expense:
    Interest Expense, net               360,294     2,829,000     2,753,000       837,000       828,000
    Interest/Penalties on
        Payroll Taxes                        --            --            --       158,000       149,000

    Loss on disposition of Centers           --            --       552,000            --            --
    Gain on Settlement of litigation         --            --            --            --    (2,075,000)

    Other Non-Operating Costs           212,699       219,000        58,000        19,000        22,000
                                   ------------  ------------  ------------  ------------  ------------
                                        572,993     3,048,000     3,363,000     1,014,000    (1,076,000)
                                   ------------  ------------  ------------  ------------  ------------
Income(loss) before Income
    Taxes (benefits) &
      Extraordinary item             (2,757,811)  (10,006,000)   (6,896,000)   (1,793,000)      389,000
                                   ------------  ------------  ------------  ------------  ------------
    Income(loss) before
      Extraordinary item             (2,757,811)  (10,006,000)   (6,896,000)   (1,793,000)      389,000

Extraordinary Item:
    Gain on settlement of
       Indebtedness(net of
        tax Benefit of $0)                                                                    2,038,000
                                                                                           ------------

                                                                     Year Ended June 30
                                           1996          1997          1998          1999          2000
                                   ------------  ------------  ------------  ------------  ------------

Net Income(Loss)                   $ (2,757,811) $(10,006,000) $ (6,896,000) $ (1,793,000) $  2,427,000
                                   ============  ============  ============  ============  ============
Net Income(Loss) per share - basic:
    Before extraordinary item      $      (2.03) $      (2.53) $      (1.62) $      (0.18) $       0.04
    Extraordinary item                       --            --            --            --          0.20
                                   ------------  ------------  ------------  ------------  ------------
    Net income(Loss) per share     $      (2.03) $       2.53) $      (1.62) $      (0.18) $       0.24
                                   ------------  ------------  ------------  ------------  ------------
Net income(Loss) per share-diluted:
    Before extraordinary item      $      (2.03) $      (2.53) $      (1.62) $      (0.18) $       0.00
    Extraordinary item                       --            --            --            --  $       0.03
                                   ------------   ------------  ------------  ------------  ------------
    Net income(Loss) per share     $      (2.03) $      (2.53) $      (1.62) $      (0.18) $       0.03
                                   ============  ============  ============  ============  ============
Weighted average common shares
    Outstanding-basic                 1,979,254     3,957,024     4,251,285     9,961,863    10,012,185

Weighted average common shares
    Outstanding-diluted               1,979,254     3,957,024     4,251,285     9,961,863    76,994,706

The following table sets forth the Company's percentage of expenses to total revenue for the periods indicated:

                                                     Year Ended June 30
                                         1996        1997         1998         1999          2000
                                   ----------  ----------  -----------  -----------  ------------
Revenue                                100  %      100  %       100  %       100  %         70.2%
Grant Revenue                            -           -            -            -            29.8%

Total Revenue                          100  %      100  %       100  %       100  %        100  %
                                   ----------  ----------  -----------  -----------  ------------

Operating Expense:
Payroll and Related Costs               65.8%       89.5%        91.6%        65.6%         73.3%
Center Facilities Costs                 20.7%       19.7%        22.4%        29  %         17.4%
General and Administrative              37.1%       98.1%        39  %        62.5%         56.3%
Development Costs                        8  %
Food & Other                             8.4%        3  %         2.4%         1.3%          3.8%
Depreciation and Amortization            7.4%       11.7%        17.4%         4.2%          3.4%
                                     --------  ----------  -----------  -----------  ------------
Total Operating Expenses
     as a % of Revenue                 147.4%      222  %       172.8%       162.6%       (154.2%)
                                     --------  ----------  -----------  -----------  ------------

COMPARISON OF FISCAL YEAR 2000 TO 1999

Revenue. Revenue increased 1.8% to $1,259,000 for fiscal year 2000, from $1,236,000 in fiscal year 1999. The increase in revenue was attributable to an increase in Center capacity at the West Haven, Connecticut Center, as well as a grant issued to the West Haven, CT Center in the amount of $375,000 from the State of Connecticut. The increase in revenue was offset by a $190,000 decrease in management fees.

Operating Expense - Payroll and Related Costs. Payroll costs related to Center operations increased 13.6% to $923,000 for fiscal year 2000, from $812,000 in fiscal year 1999. The increase resulted from an approximate 6.8% increase in the average number of employees from 44 for fiscal year 1999 to 47 for the 2000 fiscal year. This increase was due to the increase in enrollment at the West Haven, CT Center.

Operating Expense - Center Facilities Costs. Facilities costs decreased 38.8% to $220,000 for fiscal year 2000, from $360,000 for fiscal year 1999. This expense category consists primarily of facilities rent expense for the West Haven CT Center. The decrease was due to the closing of Centers, except the Company's one remaining Center in West Haven, Connecticut.

Operating Expense - General & Administrative. General & administrative costs decreased 8.1% to $710,000 for fiscal year 2000, from $773,000 for fiscal year 1999; these costs decreased as a percent of revenue, from 62.5% to 56.3% of revenue for fiscal years 1999 and 2000, respectively. The decrease was due to the reduction in employees and office expense in California, as well as to a decrease in legal fees and expenses due to the Company's settlement of certain legal matters.

Operating Expense - Food & Other. Food & Other operating expenses increased 188% to $49,000 for fiscal year 2000 from $17,000 for fiscal year 1999. This expense category includes the cost of Center supplies, food, special activities, and other Center related items. As such, these expenses increased as total enrollment at the West Haven Center increased. In addition, a higher proportion of enrolled students were contracted to receive food due to certain grant revenue.

Operating Expense - Depreciation & Amortization. Depreciation & amortization decreased 16.9% to $44,000 for fiscal year 2000, from $53,000 for fiscal year 1999.

Operating Loss. Operating loss decreased 11.8% to $687,000 for fiscal year 2000, from $779,000 for fiscal year 1999. Such decrease in operating loss was due to increased grant revenue and revenue from the West Haven Center, to a decrease in facility costs due to the closing of Centers and to a decrease in legal expenses.

Interest Expense, Net. Net interest expense decreased 1% to $828,000 for fiscal year 2000, from $837,000 for fiscal year 1999. The decrease was attributable to the decrease of expenses associated with the issuance of warrants in connection with notes payable.

Interest and Penalties on payroll taxes. Interest and Penalties on payroll taxes decreased 6% to $149,000 for fiscal year 2000, from $158,000 for fiscal year 1999.

Gain on Settlement of Litigation. In June 2000, the Company recorded a $2,075,000 gain resulting from the settlement of its lawsuit against its underwriters.

Other Non-Operating Costs. Other non-operating costs increased to 15.7% to $22,000 for fiscal year 2000, from $19,000 for fiscal year 1999.

Extraordinary Item. In June 2000, the Company issued 386,183 shares of its Series B Preferred in full settlement of $4,564,000 of Company debt. The shares have been recorded at their fair value of $2.48 per share and a gain of $2,038,000 has been recognized for the difference between the recorded amount of the debt and the fair value of shares issued. (See Note K to the Company's financial statements attached hereto.)

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash used for operations for fiscal year 2000 was $218,000 compared to $ 446,000 for fiscal year 1999. The Company's net cash used for investing for fiscal year 2000 was $16,000 compared to $8,000 used for fiscal year 1999. The Company's net cash provided by financing activities for fiscal year 2000 was $244,000 compared to $254,000 for fiscal year 1999. Cash and cash equivalents totaled $16,000 at June 30, 2000 compared to $6,000 at June 30, 1999. The Company's working capital deficit was $ 2,789,000 in 2000 versus $8,488,000 in 1999. The Company's current liabilities include past due payroll taxes, including penalties and interest, of approximately $915,000.

In February of 2000, two investors, John Clarke and Robert Becker purchased 600,000 newly issued shares of the Series A Preferred for $300,000, allowing for potential conversion into a majority ownership of the outstanding capital stock of the Company. The Company used these proceeds for working capital purposes.

In April of 2000, the Company received a $1,575,000.00 cash settlement of its lawsuit against its former underwriters. The Company used most of proceeds for settlements of payables, legal fees, court cost and loans.

In June 2000, the Company issued 386,183 shares of its Series B Preferred in full settlement of $4,564,000 of Company debt and 50,000 shares of Series B Preferred to a note holder whose release of the Company's debt is subject to certain conditions.

At various times from July 1999, the Company had experienced severe cash flow shortfalls from operations and due to its inability to secure financing on a timely basis. The Company's success will depend significantly on its ability to obtain financing on a continuing basis for its working capital needs. To complete the Company's new strategic direction, it will need to raise $2 million in the immediate future to acquire the KinderWorld operation and to develop and test its software products. At present, the Company does not have a sufficient number of authorized shares available under its Certificate of Incorporation to be able to raise capital through the sale of capital stock. However, Management controls a sufficient number of the votes of the Company's capital stock to approve an increase in the authorized number of shares of the Company. Management believes that it can take all other necessary action to effect such an increase.

COMPARISON OF FISCAL YEAR 1999 TO 1998

Revenue. Revenue decreased 74.4% to $1,236,000 for fiscal year 1999, from $4,840,000 in fiscal year 1998. The decrease in revenue was attributed to the decrease in the number of Centers in operation from four to one, and the related decrease in Center capacity.

Operating Expense - Payroll and Related Costs. Payroll costs related to Center operations decreased 81.7% to $812,000 for fiscal year 1999, from $4,437,000 in fiscal year 1998. The decrease resulted from an approximate 75% decrease in the average number of employees from 172 for fiscal year 1998 to 44 for the 1999 fiscal year. Center payroll expenses as a percent of Center revenues decreased due to the decrease in the number of Centers and Center capacity.

Operating Expense - Center Facilities Costs. Facilities costs decreased 66.8% to $360,000 for fiscal year 1999, as compared to $1,086,000 for fiscal year 1998. This expense category consists primarily of facilities rent expense. The decrease was due to the closing of Centers in fiscal year 1998.

Operating Expense - General & Administrative. General & administrative costs decreased 59% to $773,000 for fiscal year 1999, from $1,891,000 for fiscal year 1998. These expenses decreased due to the decrease in personnel at the Centers and corporate office.

Operating Expense - Food & Other. Food & Other operating expenses decreased 85% to $17,000 for fiscal year 1999, from $116,000 for fiscal year 1998. This expense category includes the cost of Center supplies, food, special activities, and other Center related items. As such, these expenses decreased as total enrollment as well as the number of Centers decreased.

Operating Expense - Depreciation & Amortization. Depreciation & amortization decreased 93.7% to $53,000 for fiscal year 1999, from $843,000 for fiscal year 1998. The decrease is related to decreased fixed assets balances and capitalized acquisition costs.

Operating Loss. Operating loss decreased 77.9% to $779,000 for fiscal year 1999, from $3,533,000 for fiscal year 1998. The decrease in the operating loss was related to decreased number of Centers and the resulting decrease in general and administrative expenses related to the smaller operation.

Interest Expense, Net. Net interest expense decreased 69.6% to $837,000 for fiscal year 1999, from $2,753,000 for fiscal year 1998. Interest Expense in 1998 included $1,832,000 of amortization related to warrants issued in connection with promissory notes issued by the Company in 1997. The Company did not have comparable interest expense in 1999.

Interest and Penalties on payroll taxes. Interest and Penalties on payroll taxes increased to $158,000 for fiscal year 1999 from $0 for fiscal year 1998. Such interest and penalties arose out of missed payroll tax payments from 1998 and were assessed to the Company in 1999.

Other Non-Operating Costs. Other non-operating costs decreased 67.2% to $19,000 for fiscal year 1999, from $58,000 for fiscal year 1998. This expense includes costs primarily related to acquisition activities which were sharply curtailed during fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash used for operations for fiscal year 1999 was $ 446,000 compared to $ 1,422,000 for fiscal year 1998. The Company's net cash used for investing for fiscal year 1999 was $8,000 compared to $920,000 provided in fiscal year 1998. The Company's net cash provided by financing activities for fiscal year 1999 was $254,000 compared to $ 636,000 in fiscal year 1998. Cash and cash equivalents totaled $6,000 at June 30, 1999 compared to $206,000 at June 30, 1998. The Company's working capital deficit was $8,488,000 in 1999, versus $6,846,000 in 1998.

The Company had negative cash flow from operations as of June 30, 1999. As of June 30, 1999, the Company had financed its operations from the following sources of cash: The Company received net proceeds of $975,000 from the sale of Centers in 1998; borrowed $156,000 and $420,000 pursuant to short-term promissory notes in fiscal 1999 and 1998, respectively; received loans from certain officers of the Company in the amounts of $110,000 in fiscal 1999 and $389,000 in fiscal 1998; and issued 3,999,987 shares of common stock for $600,000 in 1998.


COMPARISON OF FISCAL YEAR 1998 TO 1997

Revenue. Revenue decreased 15% to $4,840,000 for fiscal year 1998, from $5,698,000 in fiscal year 1997. The decrease in revenue was attributable to the decrease in number of Centers and decrease in Center capacity.

Operating Expense - Payroll and Related Costs. Payroll costs related to Center operations decreased 13% to $4,437,000 for fiscal year 1998, from $5,101,000 in fiscal year 1997. The decrease resulted from an approximate 49% decrease in the number of employees from 338 for June 30, 1997 to 172 for June 30, 1998 the current fiscal year. The decrease was attributed to the decrease in the number of Centers and Center enrollment.

Operating Expense - Center Facilities Costs. Facilities costs decreased 3.4% to $1,086,000 for fiscal year 1998, from $1,125,000 for fiscal year 1997, although the balance remained consistent as a percent of revenues.

Operating Expense - General & Administrative. General & administrative costs decreased 66% to $1,891,000 for fiscal year 1998, from $5,589,000 for fiscal year 1997; these costs also decreased as a percent of revenue, from 98% to 40% of revenue for fiscal years 1997 and 1998, respectively. The decrease was due to a reduction in legal fees which were higher in 1997 because of the Company's commencement of a lawsuit against its underwriters. The decrease was also due to reduced payroll for administrative employees corresponding with the reduction in the number of Centers in 1998. Also, general and administrative expenses were higher in 1997 due to $2,297,000 of expenses attributable to the Company's issuance of warrants to various parties in connection with their services relating to development of corporate strategic direction for the Company and real estate development.

Operating Expense - Food & Other. Food & Other operating expenses decreased 32.5% to $116,000 for fiscal year 1998, from $172,000 for fiscal year 1997. This expense category includes the cost of Center supplies, food, special activities, and other Center related items. As such, these costs decreased as total enrollment decreased. Other operating expenses remained relatively consistent as a percent of revenue, decreasing from 3% to 2% percent of revenue for fiscal years 1997 and 1998, respectively.

Operating Expense - Depreciation & Amortization. Depreciation & amortization increased 26% to $843,000 for fiscal year 1998, from $669,000 for fiscal year 1997. The increase was related to higher average fixed assets balances during fiscal 1998 compared with fiscal 1997.

Operating Loss. Operating loss decreased 49.2% to $3,533,000 for fiscal year 1998, from $6,958,000 for fiscal year 1997. The decrease in the operating loss was related to decreased number of Centers, payroll expenses and development costs.

Interest Expense, Net. Net interest expense decreased 2.6% to $2,753,000 for fiscal year 1998, from $2,829,000 for fiscal year 1997. Interest expense attributable to the issuance of warrants in connection with the private placement of notes by the Company decreased by $332,000 from fiscal 1997 to 1998 and this decrease in warrant expense was substantially offset by higher interest expense in fiscal 1998 relating to the Company's higher notes payable balances in 1998 compared with 1997.

Other Non-Operating Costs. Other non-operating costs decreased 73.5% to $58,000 for fiscal year 1998, from $219,000 for fiscal year 1997. This expense includes costs primarily related to acquisition activities, which were sharply curtailed during fiscal 1998.

Loss on disposition of Centers. The Company recorded a loss of $552,000 from the disposition of centers in fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash used for operations for fiscal year 1998 was $1,422,000 compared to $3,554,000 used in fiscal year 1997. The Company's net cash provided from investing activities for fiscal year 1998 was $920,000 compared to $1,964,000 used in fiscal year 1997. The Company's net cash provided by financing activities for fiscal year 1998 was $636,000 compared to $ 2,380,000 in fiscal year 1997. Cash and cash equivalents totaled $206,000 at June 30, 1998 compared to 72,000 at June 30, 1997. The Company's working capital deficit was $6,846,000 in 1998, versus $4,725,000 in 1997.

The Company had negative cash flow from operations as of June 30, 1998. As of June 30, 1998 the Company was financing its operations from the following sources of cash: The Company received net proceeds of $975,000 from the sale of centers in 1998, and completed a $600,000 private placement. In connection with the $600,000 private placement, the Company issued 3,999,982 shares of restricted common stock to various investors at an offering price of $.15 per share. The Company also borrowed $420,000 by issuing short-term promissory notes to various parties and $389,000 from certain offices of the Company.

During 1998, the Company used funds otherwise payable for payroll taxes to pay other of its current obligations. In or about June 1998, the Company owed approximately $700,000 for back payroll taxes including interest and penalties on such taxes.


COMPARISON OF FISCAL YEAR 1997 TO 1996

Revenue. Revenue increased 23.6% to $5,698,000 for fiscal year 1997, from $4,606,000 in fiscal year 1996. The increase in revenue was attributable to the Center acquisitions as well as to an increase in the number of Centers in operation and the related increase in Center capacity.

Operating Expense - Payroll and Related Costs. Payroll costs related to Center operations increased 68.3% to $5,101,000 for fiscal year 1997, from $3,031,000 in fiscal year 1996. The increase resulted from an approximate 40.8% increase in the average number of employees from 240 for fiscal year 1996 to 338 for the 1997 fiscal year. Center payroll expenses as a percent of Center revenues increased from 65% in 1996 to 89.5% in 1997 due to the temporary need for proportionately higher staffing levels for the new Centers that were acquired in order to provide proper training to new employees. State law for licensed day care facilities requires a specific ratio of elders/children to teachers.

Operating Expense - Center Facilities Costs. Facilities costs increased 17.9% to $1,125,000 for fiscal year 1997, from $954,000 for fiscal year 1996, although such costs remained consistent as a percent of revenues.

This expense category consists primarily of facilities rent expense. The increase was due to the timing of Center acquisitions; the Company added seven Center facilities under long term lease at various times during fiscal year 1996. Two additional Centers were added early in fiscal year 1997.

Operating Expense - General & Administrative. General & administrative costs increased 227% to $5,589,000 for fiscal year 1997, from $1,709,000 for fiscal year 1996; these costs also increased as a percent of revenue, from 37% to 98% of revenue for fiscal years 1996 to 1997, respectively. The increase was due to higher legal expenses in 1997 and higher administrative costs associated with the operation of additional Centers in 1997. Also, general and administrative expenses were higher in 1997 due to $2,297,000 of expenses attributable to the Company's issuance of warrants to various parties in connection with their services relating to development of corporate strategic direction for the Company and real estate development.

Operating Expense - Development Costs. Development costs decreased 100% to $0 for fiscal year 1997, from $368,000 for fiscal year 1996. In 1996, the Company incurred development costs associated with starting up new Centers which costs were not incurred in 1997 when the Company began to purchase existing Centers.

Operating Expense - Food & Other. Food & Other operating expenses decreased 55.7% to $172,000 for fiscal year 1997, from $389,000 for fiscal year 1996. This expense category included the cost of Center supplies, food, special activities, and other Center related items. The decrease in this expense category was attributable to the Company's shift in 1997 from supplying food at its Centers through Company-employed cooks and staff to supplying food through third-party catering and delivery services.

Operating Expense - Depreciation & Amortization. Depreciation & amortization increased 96.8% to $669,000 for fiscal year 1997, from $340,000 for fiscal year 1996. The increase was related to increased fixed assets, capitalized acquisition and start up cost balances related to new Center additions during the year.

Operating Loss. Operating loss increased 218% to $6,958,000 for fiscal year 1997, from $2,185,000 for fiscal year 1996. The increase in the operating loss was related to increased Center payroll expenses as a percent of Center revenues due to the temporary need for proportionately higher staffing levels at newly opened Centers, increased depreciation and amortization expenses related to the increased facilities, equipment, and intangible assets related to goodwill and the start-up of Centers, and increased general and administrative expenses relating to higher legal expenses, higher warrant expense relating to warrants issued to consultants for services, and the administration of additional Centers.

Interest Expense, Net. Net interest expense increased 685% to $2,829,000 for fiscal year 1997, from $360,000 for fiscal year 1996. The increase was due to the expense associated with the issuance of warrants in connection with the issuance of notes and higher levels of debt.

Other Non-Operating Costs. Other non-operating costs increased 2.9% to $219,000 for fiscal year 1997, from $213,000 for fiscal year 1996. This expense includes costs related to acquisition activities and other items.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash used for operations for fiscal year 1997 was $3,554,000 compared to $2,688,000 for fiscal year 1996. The Company's net cash used for investing activities for fiscal year 1997 was $1,964,000 compared to $644,000 for fiscal year 1996. The Company's net cash provided by financing activities for fiscal year 1997 was $2,380,000 compared to $6,477,000 provided in fiscal year 1996. Cash and cash equivalents totaled $72,000 at June 30, 1997 compared to $3,210,000 at June 30, 1996. The working capital deficit was $4,725,000 in 1997 versus positive working capital of $3,145,346 in 1996.

During 1997, the Company financed its operations through cash flow from Center operations, private sales of its restricted securities and borrowings providing net proceeds of approximately $2,216,000, the issuance of shares of its restricted common stock for $66,000 in consideration, and $96,000 in advances from certain of its officers.

The Company's investing activities were primarily related to acquiring or constructing new Centers, renovating and upgrading existing Centers. During fiscal years 1996-97, the Company anticipated opening new centers and renovating existing Centers as enrollment increased.

Item 7.  Financial Statements and Supplementary Data

The Financial Statements of the Company are submitted as a separate section of this Form 10-KSB on pages F-1 through F-32.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

At a meeting of its Board of Directors dated January 3, 2000, the Company appointed Richard A. Eisner & Company, LLP ("Eisner") as its independent auditors for the years ended June 30, 1997, 1998, and 1999. Subsequently, the board approved the appointment of Eisner as its auditor for fiscal 2000. During the three most recent fiscal years and through January, 2000, the Company had not consulted Eisner regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statement, or
(ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to
Item 304 of Regulation  S-K, or a reportable  event,  as that term is defined in
Item 304(a)(1)(iv) of Regulation S-K.

Deloitte & Touche LLP had been the Company's prior independent auditors for the years ended June 30, 1995 and 1996 and during that period there were no reportable disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Deloitte & Touche would have caused it to make reference thereto in its report on the financial statements for such years. As of August 1997, Deloitte & Touche LLP was no longer the independent auditor for the Company. Between the time Deloitte & Touche stopped serving as the Company's auditors and the Company's appointment of Eisner, the Company had no independent auditor.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;Compliance with Section 16(a) of the Exchange Act

The directors, executive officers and significant employees of the Company and their respective ages and positions with the Company are set forth in the following table.

   Name               Age                             Position
   ----               ---                             --------
John Clarke           38                  Chairman  of the  Board of  Directors
                                          and Chief Executive Officer

Robert Becker         38                  Chief Financial Officer and Director


John Clarke has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since June 2000. Prior to joining CWI, Mr. Clarke held the title of Managing Director of Capital Markets at J.P. Turner from June 1998 to June 2000. From October 1996 to June 1998, he was employed with Perpetual Growth Advisors as the Managing Director of the firm. From November 1995-October 1996, Mr. Clarke was the Senior Vice President of Sales at JW Charles Securities, Inc. He earned his Bachelor of Science degree in finance from the E. Claiborne School of Business at the University of Richmond.

Robert Becker has served as Chief Financial Officer and a member of the Board of Directors of the Company since June 2000. Prior to joining CWI, Mr. Becker was the Sr. Vice President of High Yield Sales at Raymond James Financial from July 1999 to January 2000. From February 1997 to July of 1999, he was the Senior Salesman for Montgomery Securities, which later merged with Bank of America. From October 1995 to 1997, Mr. Becker held the position of Sr. Vice President of Corporate Finance and Strategic Planning for ACTV, Inc., a company specializing in interactive television. For six years prior to ACTV, he was employed as an analyst/portfolio manager at Providence Investment Management Group. Mr. Becker earned his B.S. degree in Marketing/Management at Alfred University in Northwestern New York State. As of May 1, 2001, Robert Becker resigned from the Board of Directors and as Chief Financial Officer.

Former Officers and Directors of the Company from 1997 through 2000.

Debby Bitticks is a former Chief Executive Officer, former President, and former Board member of the Company. From June 2000 to December 2000, Ms. Bitticks served as the CWI's President and a member of its Board of Directors. She co-founded the Company in 1993 and served as its Chief Executive Officer from the Company's inception in 1993 to June 2000. She served as Chief Executive Officer of D & D Child Development Corporation from 1972 to May 1994, when D & D sold its remaining day care Centers to the Company. Prior to this, she worked as an educational therapist at the West Valley Center for Educational Therapy in California. Ms. Bitticks attended UCLA where she majored in early childhood education and education therapy.

Kenneth Bitticks is the former Chairman of the Board of Directors, and a former director of the Company. He was a director since the formation of the Company and was appointed the Chairman of the Board in September 1994 until he resigned from both positions in June 2000. Prior to joining CWI, Mr. Bitticks was the Chief Executive Officer of Interlink Electronics ("Interlink"), a public company that manufactures electronic components, from September 1987 through February 1994 and also served as Interlink's Chairman of the Board from June 1990 through September 1994. Prior to that time, he had been a Chief Executive Officer and director of Delphi Information Systems, Inc., a publicly traded computer software company. Mr. Bitticks, a Certified Public Accountant, founded and managed a computer software development and marketing group for Haskins & Sells, Certified Public Accountants, from 1968 to 1976. Mr. Bitticks holds a B.S. degree from the University of Southern California.

Robert Wilson is a former President, former Chief Financial Officer, former Secretary, and a former director of the Company. Mr. Wilson held these positions from June 1995 until he resigned from the Company in June 2000. Prior to joining CWI, Mr. Wilson served in various capacities, including Vice President, Chief Financial/Operating Officer at Wismer*Martin Inc., a publicly traded provider of health care information systems, from February 1992 to May 1995. From 1989 to 1991 he was President, Chief Executive Officer and a director of Caelus, Inc., a software developer. He was employed from 1987 to 1989 by Interlink as Chief Financial/Operating Officer and a director. From 1981 to 1986 he was President and Chief Executive Officer and director of Collins Systems, Inc., a provider of information systems to the oil industry. Mr. Wilson is a Certified Public Accountant and holds a B.S. degree from the University of Southern California.

Elliot Wax served as a director of the Company from October 1994 to May 1997. Prior to joining CWI, Mr. Wax was the owner and Chief Executive Officer of Elliot Wax & Associates, Inc., a company formed by him, which is a boutique talent agency with a selective clientele of television producers, writers and directors. Prior to owning his own business, he was a Vice President of the William Morris Agency. Mr. Wax holds a B.A. in Industrial Psychology from the New York University (Heights).

Michael Laney is a former President, former Chief Financial Officer, and former director of the Company from January 1997 to April 1997. Prior to joining CWI, Mr. Laney was the Senior Vice President of Operations of the Feature Animation Division at Warner Bros., a subsidiary of Time-Warner, Inc from 1994 to 1996. From 1992 to 1994, he served as Vice President of Operations of the Feature Animation Division at Walt Disney Pictures and Television, a subsidiary of The Walt Disney Studios, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who beneficially own more than 10% of the Company's outstanding Common Stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such officers, directors, and stockholders are required by the SEC regulations to furnish the Company with copies of all
Section 16 (a) reports that they file.

Solely based upon such reports received or not received by the Company, the Company is not aware of any failure to comply with the filing requirements of
Section 16 (a). However, because the Company has not been reporting under the Exchange Act for the periods following the quarter ended March 31, 1997, it believes that none of its officers, directors, or 10% shareholders has been making filings under Section 16 (a) of the Exchange Act.

Item 10.  Executive Compensation

The following table sets forth information for the fiscal year ended June 30, 2000, 1999,1998 and 1997 concerning the compensation paid and awarded to the Company's Chief Executive Officer and all other executive officers whose total annual salary and bonus exceeded $100,000 during those fiscal years.

                           Summary Compensation Table
                           --------------------------

                             Fiscal                All Other    Long Term Compensation
Name and Principal Position  Year  Salary    Bonus Compensation Securities Underlying Option
---------------------------  ----  ------    ----- ------------ ---------- -----------------

Debby S. Bitticks            2000  $0        $ 0   $70,000(1)
Former Chief Executive       1999  $69,813   $ 0    ------
Officer & President          1998  $172,691  $ 0    ------
                             1997  $175,646  $ 0    ------
                                                    ------

---------------------------------

(1) This figure represents the value of the Company's securities granted to Ms. Bitticks in June 2000 in lieu of accrued salary. In June 2000, the Company granted to Ms. Bitticks 155,000 Units from the Series B Preferred offering and approximately 9,904,310 shares of Common Stock (to be issued after a sufficient number of shares of Common Stock become available under the Company's charter), which securities had an estimated fair value of $586,000, in exchange for $227,000 of accrued salary and $1,675,000 of other debt owed to Ms. Bitticks and her husband. Of such $586,000, $70,000 was allocated to compensation based on the portion of the total amount of the Company debt exchanged by the Bitticks' which is represented by accrued salary.



The following tables sets forth information regarding the outstanding options to purchase Common Stock granted in the fiscal years ended June 30, 2000, 1999, 1998 and 1997 to the executive officers named in the foregoing compensation table.
                                Option Grants (1)

                                 Number of     % of
                                Securities  Total Options
                                Underlying   Granted to
                        Fiscal     Options  Employees in  Exercise Expiration
                          Year     Granted   Fiscal Year    Price      Date
                          ----     -------   -----------    -----      ----
Debby S. Bitticks.......  2000           0
Debby S. Bitticks.......  1999           0
Debby S. Bitticks.......  1998      50,000          23%      $.05     8/13/02
Debby S. Bitticks.......  1997     125,000          41%      $.05     1/10/02
------------------------

(1) In January 1997, the Company granted Debby Bitticks options to purchase 125,000 shares of Common Stock, for the exercise price of $7.00 per share, vesting as to 50,000 shares on the date of grant and, as to the remainder, vesting as to 25,000 shares on each of the three anniversaries following the date of grant. In August 1997, the Company granted Ms. Bitticks options to purchase 50,000 shares of Common Stock, exercisable for $0.31 per share, vesting as to one-third on the 30th day following the date of grant, as to another one-third on the 6-month anniversary of the date of grant and as to the final one-third on the 18-month anniversary of the date of grant. On December 30, 1997, the Company adjusted the exercise price for Ms. Bitticks' Company stock options, as well as for the stock options held by other officers, directors and key employees of the Company, to $0.05 per share, the market price of the Common Stock as of such date. In May 2000, the Company extended the terms of Ms. Bitticks' options so that they expire on January 2004 as to the 125,000 share options and August 2004 as to the 50,000 share options. As of May 30, 2000, the date of such extension, the Common Stock was trading at $0.20 per share.

No options were exercised in fiscal years 1997, 1998, 1999, or 2000 by any of the Company's officers named above. The following table sets forth, for each such officer, the number and value of vested and unvested options held as of June 30, 2000,1999, 1998, and 1997.

                              Number of Securities       Value of Unexercised
                             Underlying Unexercised          In-The-Money
                               Options at June 30          Options at June 30
                            ------------------------    -----------------------
                           Exercisable Un-exercisable Exercisable Un-exercisable
                           ----------- -------------- ----------- --------------
Option Value at
June 30, 2000

Debby S. Bitticks.........     175,000           --        -0-            -0-

Option Value at June 30, 1999

Debby S. Bitticks.........     150,000       25,000        -0-            -0-

Option Value at June 30, 1998

Debby S. Bitticks.........     108,333       66,667        -0-            -0-

Option Value at June 30, 1997

Debby S. Bitticks.........      50,000       75,000        -0-            -0-

Stock Option Plan

In December 1993, the Board of Directors adopted the 1993 Incentive Stock Option Plan and amended such plan in December 1995 (the "1993 Option Plan"). The 1993 Option Plan provides for grants to key employees, directors, and consultants of the Company. There is no maximum or minimum number of shares, which may be subject to options granted to any one individual under the 1993 Option Plan. Pursuant to the 1993 Option Plan, options to acquire or awards of restricted stock were granted to key employees, directors and consultants.

Subject to the provisions of the 1993 Option Plan, the Board or a committee of the Board has the authority to determine the individuals to whom the stock awards are to be granted, the number of shares to be covered by each award, the restrictions, if any, on the award, and other terms and conditions.

In 1996, the Board of Directors adopted the 1996 Stock Option Plan under which plan the Company has issued stock options to its employees, directors and consultants.

Compensation of Directors

Directors of the Company did not receive fees for attending meetings of the Board of Directors for fiscal years 2000, 1999, 1998 and 1997.

Employment Agreements:

Mark Rosenberg became VP of Corporate Development effective November 15, 2000. The terms of his employment contract allow Mr. Rosenberg an accrued salary of $6,000 per month to be paid upon the Company's closing of a minimum of $2 million in an equity financing. Additionally, Mr. Rosenberg will be issued an option to purchase shares of Common Stock equal to .125% of the shares of Common Stock outstanding on a fully-diluted basis and options to purchase shares of Common Stock equal to up to 5% of the outstanding shares on a fully-diluted basis based on certain criteria if he becomes a full time employee.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of the Company's Common Stock (as of May 1, 2000 unless otherwise indicated) beneficially owned by the Company's directors, Chief Executive Officer and its other executive officer(s), each person known by the Company to own beneficially more than 5% of the outstanding shares of the Company's outstanding Common Stock, and all directors and executive officers as a group. Unless otherwise indicated below, the business address of each individual is the same as the address of the Company's principal executive offices.

As of December 30, 2000, Debby Bitticks, Ken Bitticks and Robert Wilson are no longer directors, or officers of the company, but are considered as such for the purpose of the following table.

Name of Beneficial Owner   Number of Share              Percentage of Class of
                           Beneficially Owned                  Common Stock
--------------------------------------------------------------------------------
John Clarke                   99,046,150 (2)                    49.4

Robert Becker                 81,037,755 (2)                    40.4

Debby Bitticks                10,889,841 (1)(3)                  5.4

Kenneth W. Bitticks              975,483 (4)                       *

Robert Wilson                    120,818 (5)                       *

All Executive Officers
and Directors as a Group:    192,070,030 (2)(3)(5)              69.3%

---------------------------

      Less than 1%.

1. All calculations in this table assume that all outstanding shares of the Company's Series A Preferred (but not Series B Preferred) have been converted into a total of 180,083,910 shares of Common Stock and assume the issuance of 9,904,310 shares to Debby Bitticks pursuant to a letter agreement, dated June 9, 2000. Such letter agreement provides for the issuance to Ms. Bitticks of a number of shares of Common Stock equal to 5.0% of the Common Stock outstanding as of June 9, 2000 on a fully diluted basis after taking into account the conversion of all outstanding shares of the Series A Preferred. The Company is not obligated to issue such shares to Ms. Bitticks until it has amended its certificate of incorporation to sufficiently increase its authorized Common Stock from the current 20,000,000 shares. The Series A Preferred has the power to vote with the Common Stock on as as-converted basis. This table includes shares issuable upon the exercise of options or warrants that are exercisable within 60 days of the date of the beneficial ownership information set forth above. The shares underlying such options or warrants are deemed to be outstanding for the purpose of computing the percentage of outstanding stock owned by such persons individually and by each group of which they are a member, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

2. Includes shares of Common Stock issuable upon conversion of the Series A Preferred held by such person.

3. Includes 175,000 shares issuable upon exercise of options and 625,466 shares issuable upon exercise of warrants jointly held with her husband, Kenneth Bitticks. Excludes shares issuable upon exercise of options solely held by Mr. Bitticks and shares owned by Mr. Bitticks, to which Debby Bitticks disclaims beneficial ownership.

4. Includes 115,000 shares issuable upon exercise of options and 625,466 shares issuable upon exercise of warrants jointly held with his wife, Debby Bitticks. Excludes shares issuable upon exercise of options and warrants solely held by Ms. Bitticks and shares owned by Ms. Bitticks, to which Kenneth Bitticks disclaims beneficial ownership. Mr. Bitticks was the Company's Chairman prior to June 9, 2000.

5.       Includes 90,000 shares issuable upon exercise of options and warrants.


Item 12.  Certain Relationships and Related Transactions

On February 24, 2000, the Company sold 600,000 total shares of its Series A Preferred to John Clarke and Robert Becker for the aggregate purchase price of $300,000. Mr. Clarke and Mr. Becker were not affiliates of the Company at such date, but both have since become an officer and director of the Company. The holders may convert the 600,000 outstanding shares of Series A Preferred at any time into approximately 180,083,910 shares of Common Stock (equal to the number of shares of Common Stock that would result in the holders together owning approximately 90.09% of the fully-diluted shares of Common Stock outstanding as of February 24, 2000).

The Company entered into an agreement as of June 9, 2000 (the "Bitticks Agreement") with Debby Bitticks (at that time the President of the Company and a member of its Board of Directors) and Kenneth Bitticks (the former Chairman of the Company). The Company agreed (1) to indemnify Ken and Debby Bitticks from any lawsuits initiated against them by the Company's former underwriter (or its affiliates) whom the Company had sued; (2) to use certain proceeds to repay Ken and Debby Bitticks for $350,000 of credit card debt which they incurred for Company expenses; (3) to issue to Debby Bitticks the number of shares of Common Stock (approximately 9,904,310) that would be equal to 5% of the fully diluted Common Stock outstanding as of June 9, 2000, assuming for this purpose the conversion of all shares of Series A Preferred into Common Stock; and (4) to negotiate a two-year employment with Debby Bitticks with a minimum salary of $100,000 per year. However, Ms. Bitticks resigned from the Board of Directors and as President of the Company in December 2000. Ken and Debby Bitticks, as part of the Bitticks Agreement, agreed to exchange all of their debt against the Company (except the $350,000 in credit card debt described above) into units consisting of 155,000 shares of Series B Preferred and Series B Warrants to purchase 155,000 shares of Common Stock pursuant to the Series B Preferred Offering.

The amount owed by the Company to Ken and Debby Bitticks totaled approximately $1,902,000 at the time of the Bitticks' exchange of such obligations into the Company's units, consisting of (i) $110,000 of notes payable by the Company to the Bitticks', comprised of two $50,000 notes dated October 7, 1994 and one $10,000 note dated August 11, 1994, (ii) $652,000 of loans payable by the Company (which does not includes the $350,000 of credit card debt described above), of which $57,000 was loaned by the Bitticks' prior to 1997, $96,000 was loaned by them in 1997, $389,000 was loaned by them in 1998 and $110,000 was loaned by them in 1999, (iii) $403,000 of interest accruing to June 30, 2000 on such notes and loans, (iv) $227,000 of unpaid salary accrued from fiscal 1997 through fiscal 2000, , and (v) $510,000 of accrued fees incurred by the Company for the Bitticks' consulting services from January 1, 1997 to January 1, 2000.

The Company entered into an agreement as of April 20, 2000 with Mr. Justin Gasarch, a major note holder of the Company and the holder of 200,000 shares of Common Stock. In return for advisory services from Mr. Gasarch and his agreement to exchange $500,000 of the Company's debt to him for units pursuant to the Series B Preferred Offering, the Company agreed to issue to him the number of shares of Common Stock (after giving effect to a contemplated reverse split by the Company) which is higher of (i) 250,000 or (ii) 3.8% of the total outstanding Common Stock as of April 20, 2000, assuming for this purpose the conversion of all shares of Series A Preferred into Common Stock.

Because the Company does not have a sufficient number of authorized shares, it would have to amend its Articles of Incorporation to increase its authorized Common Stock before it can issue shares of Common Stock due to Debby Bitticks and Justin Gasarch upon conversion of the Series A Preferred, the Series B Preferred and the Series B Warrants.

Item 13.  Exhibits and Reports on Form 8-K

Exhibits (a)

Item
Number            Description

2.1 Asset Purchase Agreement, dated as of August 1, 1997, between the Registrant and Imagination Plus Child Development Center, Inc. relating to the sale of two centers in California and six centers in Colorado. (*)

2.2 Asset Purchase Agreement dated as of April 24, 1998, by and among the Registrant, Aloha Pacific, Inc., Kenneth Bitticks and Debby Bitticks relating to three centers in California. (*)

3.1 Restated Articles of Incorporation and Amendments thereto, including Certificates of Determination, of the Registrant. (*)

3.2      By laws of the Registrant (1)

3.3      Form  of  Warrant  Agreement  and  Warrant   Certificate   relating  to
         Registrant's Initial Public Offering (1)

4.1      Form of Underwriters Unit Purchase Option (1)

4.2      Form of Common Stock Certificate (1)

4.4 Certificates of Determination for the Registrant's Series A Preferred Stock and Series B Preferred Stock (filed herewith as part of Exhibit 3.1).

4.5      Form of Warrant issued with Series B Preferred Stock of Registrant. (*)

10.1 Employment Agreement dated December 1, 1993 between the Registrant and Debby S. Bitticks and amendment dated December 15, 1995 (1)

10.2 Employment Agreement dated June 1, 1995 between the Registrant and Robert M. Wilson. (1)

10.3     [Intentionally Left Blank]

10.4     Amended 1993 Incentive Stock Option Plan (1)

10.5 Incentive Stock Option Agreement dated June 1, 1995 between the Registrant and Kenneth W. Bitticks (1)

10.6 Incentive Stock Option Agreement dated June 1, 1995 between the Registrant and Robert M. Wilson (1)

10.7 Agreement dated June 24, 1994 between the Registrant and Scott L. Shafer and Bernard L. Ginsberg (1)

10.8     Agreement  dated  June  15,  1995  between   Registrant  and  Brian  T.
         Fitzpatrick (1)

10.9 Asset Purchase Agreement dated December 27, 1993 between Registrant and D&D Child Development Corporation (1)

10.10 Asset Purchase Agreement dated December 27, 1993 between Registrant and Growth and Learning Center (1)

10.11 Asset Purchase Agreement dated December 27, 1993 between Registrant and Children's Village of Oxnard, Inc. (1)

10.12    Credit Agreement dated November 30, 1993 between Registrant and Kenneth
         W. Bitticks (1)

10.13 Amendment to Credit Agreement dated April 25, 1994 between Registrant and Kenneth W. Bitticks (1)

10.14 Subscription Agreement dated November 30, 1993 between Registrant and Debby S. Bitticks (1)

10.15 Subscription Agreement dated November 30, 1993 between Registrant and Kenneth W. Bitticks (1)

10.16 Subscription Agreement dated November 30, 1993 between Registrant and Brian T. Fitzpatrick (1)

10.17 Subscription Agreement dated November 30, 1993 between Registrant and Stefan Harlan (1)

10.18 Subscription Agreement and Letter of Investment Intent dated April 29, 1994 between Registrant and Kenneth W. Bitticks and Debby S. Bitticks
         (1)

10.19    Indemnity  Agreement dated June 15, 1995 between Registrant and Kenneth
         W. Bitticks and Debby S. Bitticks (1)

10.20 Security Agreement dated November 30, 1993 between Registrant and Kenneth W. Bitticks (1)

10.21 Commercial Lease dated November 13, 1993 between Registrant and KASCO for 27400 West Canwood Street, Agoura, California (1)

10.22 Lease Agreement dated December 17, 1993 between Registrant and Teardrop Partners for 107 Teardrop Court, Thousand Oaks, California (Newbury
         Park) (1)

10.23 Lease Agreement dated February 1, 1994 between Children's Village of Oxnard, Inc. and Martin V. Smith, Trustee of the Martin V. Smith and Martha K. Smith 1990 Smith Trust and Assignment and Addendum to Lease dated March 1, 1994 between Registrant, Martin V. Smith, Trustee of the Martin V. Smith and Martha K. Smith Family Trust and Children's Village of Oxnard for 700 Esplanade Drive, Oxnard, California (1)

10.24 Build-to-Suit Lease for a Child Care Center, Gold River, California dated April 1995 between Registrant and Panattoni-Catlin Venture (Sacramento) (1)

10.25 Office Lease dated March 13, 1995 between Registrant and Warner Center Business Properties III, L.P. and First Amendment to Lease dated June 19, 1995 between Registrant and Warner Center Business Properties III, L.P. for 5855 DeSoto, Woodland Hills, California (1)

10.26 Build-to-Suit Sublease for a Child Care Center, West Haven, Connecticut dated June 16, 1995 between Registrant and Medical Marketing & Management (1)

10.27    Form of Director and Officer Indemnification (1)

10.28 Commercial Lease dated May 31, 1996 between Registrant and KASCO for 27400 West Canwood Street, Agoura, California (2)

10.29 Letter Agreement, dated June 9, 2000, among Debby Bitticks, Kenneth Bitticks and Registrant (*)

10.30 Lease Agreement, dated as of March 24,2000, between Resun Leasing, Incorporated and Registrant relating to property in West Haven, Connecticut. (*)

10.31    Letter   Agreement,   dated  April  20,  2000,  among  Justin  Gasarch,
         Registrant, Robert Becker and John Clarke. (*)

16 Letter of Deloitte & Touche LLP concerning its ceasing to serve as the Registrant's independent auditor. (3)

27       Financial Data Schedules (*)
------------------------------------------------------------
(*) Filed herewith.

1. Filed as an exhibit of the same number to the Company's Registration Statement on Form SB-2 Registration Number 333-00400-LA)

2. Filed as an exhibit of the same number to Registrants' Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

3. Filed as an exhibit of the same number to Registrant's Current Report on Form 8-K, dated January 3, 2000, and filed with the Commission on October 13, 2000.

(b)      Reports on Form 8-K
         -------------------
The Company did not file any reports on Form 8-K during the periods covered by this Form 10-KSB report. However, on October 13, 2000, the Company filed a Current Report on Form 8-K, dated January 3, 2000, reporting under Item 4 (Changes in Registrant's Certifying Accountant) and Item 7 (Exhibits).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Children's Wonderland, Inc.
                                                  ---------------------------
                                                  (Registrant)

Dated:  August 13, 2001
                                                  By: /s/ John Clarke
                                                      -----------------------
                                                      John Clarke,
                                                      Chief Executive Officer
                                                      and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                               Date
---------                 -----                               ----


/s/ John Clarke           Chief Executive Officer,            August 13, 2001
------------------        Chief Financial Officer and
John Clarke               Sole Director

CHILDREN'S WONDERLAND, INC.

Contents

                                                                         Page

Financial Statements

   Independent auditors' report                                          F-1

   Balance sheets as of June 30, 2000, 1999, 1998 and 1997               F-2

   Statements of operations for the years ended June 30,
      2000, 1999, 1998, and 1997                                         F-4

   Statements of changes in capital deficit for the years
      ended June 30, 2000, 1999, 1998, and 1997                          F-6

   Statements of cash flows for the years ended June 30, 2000,
      1999, 1998, and 1997                                               F-9

   Notes to financial statements                                         F-12

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Children's Wonderland, Inc.


We have audited the accompanying balance sheets of Children's Wonderland, Inc. (the "Company") as of June 30, 2000, 1999, 1998 and 1997, and the related statements of operations, changes in capital deficit and cash flows for each of the years in the four-year period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Children's Wonderland, Inc. as of June 30, 2000, 1999, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the four-year period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A[2] to the financial statements, the Company has experienced net losses, has a negative working capital position, has a capital deficiency, has failed to remit payroll taxes withheld to the authorities, has failed to file corporate income tax(es) returns, has sold its sole remaining childcare center and is not in compliance with terms of its debt that raises substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note A[2]. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Richard A. Eisner & Co., LLP
--------------------------------

New York, New York
December 29, 2000

With respect to Notes P[3] and P[4]
March 12, 2001

CHILDREN'S WONDERLAND, INC.

Balance Sheets

                                                                            June 30,
                                              -------------------------------------------------------------
                                                       2000            1999            1998            1997
                                              ---------------  --------------  -------------  -------------
ASSETS (Notes A[2], F and P) Current assets:
 Cash and cash equivalents                     $     16,000    $      6,000    $    206,000    $     72,000
 Cash held in escrow                                423,000
 Accounts receivable, net of allowance
  for doubtful accounts of $5,000, $13,000
   $15,000 and $55,000 as of June 30, 2000,
   1999, 1998 and 1997, respectively                 77,000          36,000          64,000         191,000
   Prepaid expenses                                  12,000           9,000          49,000         158,000
                                               ------------    ------------    ------------    ------------
        Total current assets                        528,000          51,000         319,000         421,000

Equipment and improvements, net                      90,000         128,000         169,000       3,446,000
Intangible assets, net                                                                4,000         643,000
Assets held for sale                                                                129,000         609,000
Deposits and other                                    4,000         107,000          50,000         704,000
                                               ------------    ------------    ------------    ------------
                                               $    622,000    $    286,000    $    671,000    $  5,823,000
                                               ============    ============    ============    ============
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
 Checks issued in excess of bank balances                                                      $    335,000
 Accounts payable                              $    453,000    $  1,257,000    $  1,242,000       1,488,000
 Accrued expenses and other liabilities           1,554,000       2,978,000       1,790,000         812,000
 Due to stockholders and directors                  350,000         978,000         868,000         479,000
 Notes payable (in default) (net of debt
   discount of $1,375,000 in 1997)                  949,000       3,312,000       3,252,000       1,711,000
 Current portion of capitalized lease                11,000          14,000          13,000         321,000
   obligation                                  ------------    ------------    ------------    ------------

              Total current liabilities           3,317,000       8,539,000       7,165,000       5,146,000

Capitalized lease obligations, less                   2,000          23,000          36,000       2,034,000
 current portion
Liabilities to be paid with common stock            439,000
                                               ------------    ------------    ------------    ------------

              Total liabilities                   3,758,000       8,562,000       7,201,000       7,180,000
                                               ------------    ------------    ------------    ------------

CHILDREN'S WONDERLAND, INC.

                                                                            June 30,
                                              -------------------------------------------------------------
                                                       2000            1999            1998            1997
                                              ---------------  --------------  -------------  -------------
Commitments and contingencies

Capital deficit:
 Preferred stock, no par value;
    5,000,000 shares authorized:
      Series A, convertible
        600,000 issued and outstanding,
        $300,000 liquidation value                  300,000
      Series B, convertible
        900,000 shares authorized;
        436,183 issued and outstanding;
        $4,361,830 liquidation value                314,000
 Common stock, no par value, 20,000,000
   shares authorized;
   shares issued and outstanding:10,012,185
    as of June 30, 2000 and 1999, 9,428,402
    and 3,985,037 as of June 30, 1998 and
    1997, respectively                           10,761,000      10,761,000      10,729,000       9,749,000
   Paid in capital                                8,858,000       6,759,000       6,744,000       6,458,000
   Debt discount in excess of notes payable                                                        (457,000)
   Accumulated deficit                          (23,369,000)    (25,796,000)    (24,003,000)    (17,107,000)
                                               ------------    ------------    ------------    ------------
              Total capital deficit              (3,136,000)     (8,276,000)     (6,530,000)     (1,357,000)
                                               ------------    ------------    ------------    ------------
                                               $    622,000    $    286,000    $    671,000    $  5,823,000
                                               ============    ============    ============    ============















See notes to financial statements

CHILDREN'S WONDERLAND, INC.

Statements of Operations

                                                                       Year Ended June 30,
                                               ------------------------------------------------------------
                                                       2000            1999            1998            1997
                                               ------------    ------------    ------------    ------------
Revenue (including $190,000 of
  managementfees in 1999)                      $    884,000    $  1,236,000    $  4,840,000    $  5,698,000
Grant revenue                                       375,000
                                               ------------    ------------    ------------    ------------
                                                  1,259,000       1,236,000       4,840,000       5,698,000
                                               ------------    ------------    ------------    ------------
Costs and operating expenses:
   Payroll and related                              923,000         812,000       4,437,000       5,101,000
   Facilities                                       220,000         360,000       1,086,000       1,125,000
   General and administrative                       710,000         773,000       1,891,000       5,589,000
   Food and other                                    49,000          17,000         116,000         172,000
   Depreciation and amortization                     44,000          53,000         843,000         669,000
                                               ------------    ------------    ------------    ------------
                                                  1,946,000       2,015,000       8,373,000      12,656,000
                                               ------------    ------------    ------------    ------------
Loss from operations before other                  (687,000)       (779,000)     (3,533,000)     (6,958,000)
   (income) expense                            ------------    ------------    ------------    ------------

Other (income) expense:
   Interest expense                                 828,000         837,000       2,753,000       2,829,000
   Interest and penalties on payroll taxes          149,000         158,000
   Loss on disposition of centers                                                   552,000
   Gain on settlement of litigation              (2,075,000)
   Other                                             22,000          19,000          58,000         219,000
                                               ------------    ------------    ------------    ------------
                                                 (1,076,000)      1,014,000       3,363,000       3,048,000
                                               ------------    ------------    ------------    ------------
Income (loss) before income taxes
  (benefits) and extraordinary item                 389,000      (1,793,000)     (6,896,000)    (10,006,000)
Income tax expense (benefit)
                                               ------------    ------------    ------------    ------------
Income (loss) before extraordinary item             389,000      (1,793,000)     (6,896,000)    (10,006,000)

CHILDREN'S WONDERLAND, INC.

                                                                       Year Ended June 30,
                                               ------------------------------------------------------------
                                                       2000            1999            1998            1997
                                               ------------    ------------    ------------    ------------
Extraordinary item:
   Gain on settlement of indebtedness
    (net of tax benefit of $-0-)                  2,038,000
                                               ------------    ------------    ------------    ------------
Net income (loss)                              $  2,427,000    $ (1,793,000)   $ (6,896,000)   $(10,006,000)
                                               ============    ============    ============    ============
Net income (loss) per share - basic:
   Before extraordinary item                   $       0.04    $      (0.18)   $      (1.62)   $      (2.53)
   Extraordinary item                                  0.20
                                               ------------    ------------    ------------    ------------
   Net income (loss) per share                 $       0.24    $      (0.18)   $      (1.62)   $      (2.53)
                                               ============    ============    ============    ============
Net income (loss) per share - diluted:
   Before extraordinary item                   $       0.00    $      (0.18)   $      (1.62)   $      (2.53)
   Extraordinary item                                  0.03
                                               ------------    ------------    ------------    ------------
   Net income (loss) per share                 $       0.03    $      (0.18)   $      (1.62)   $      (2.53)
                                               ============    ============    ============    ============

Weighted average common shares
   outstanding - basic                           10,012,185       9,961,863       4,251,285       3,957,024
                                               ============    ============    ============    ============
Weighted average common shares
   outstanding - diluted                         76,994,706       9,961,863       4,251,285       3,957,024
                                               ============    ============    ============    ============


















See notes to financial statements

Statements of Changes in Capital Deficit
Years Ended June 30, 2000, 1999, 1998 and 1997

                                                                                                Convertible Preferred Stock
                                                                                           ------------------------------------
                                                             Common Stock                  Series A              Series B
                                                   --------------------------------
                                                   Number of               Paid-In      Number of              Number of
                                                    Shares       Amount    Capital      Shares      Amount     Shares      Amount
                                                   ---------  -----------  -----------  ---------   ------     ---------   --------
Balance - June 30, 1996                            3,925,689  $ 9,638,000
Issuance of common stock
 for services                                          6,000       45,000
Exercise of warrants for cash                         53,348       66,000
Issuance of 687,500 warrants
 with debt offering                                                        $ 2,442,000
Discount in excess of face
 value of debt
Issuance of 365,000 warrants
 for services                                                                2,297,000
Issuance of 837,650 warrants with
 demand and short-term notes                                                 1,649,000
Issuance of 98,000 warrants with
 borrowing from officers/stockholders                                           70,000
Net loss
                                                   ---------  ----------- ------------
Balance - June 30, 1997                            3,985,037    9,749,000    6,458,000
Sale of common stock                               4,849,987      600,000
Shares issued to settle obligations to
 trade creditors                                     536,902      357,000
Shares issued for services                            56,476       23,000
Issuance of 308,200 warrants for services                                      121,000
Issuance of 186,000 warrants with demand notes                                  67,000
Issuance of 459,666 warrants with borrowings
 from officers/stockholders                                                     98,000
Amortization of discount in excess of face
 amount of indebtedness
Net loss
                                                   ---------  ----------- ------------
Balance - June 30, 1998                            9,428,402   10,729,000    6,744,000
Shares issued to creditor upon exercise of
 warrants in settlement of interest payable          500,000       25,000
Shares issued in financing                            75,450        7,000
Issuance of shares upon exercise of options            8,333
Issuance of 75,450 warrants with financing                                      15,000
Net loss
                                                  ----------  ----------- ------------
Balance - June 30, 1999                           10,012,185   10,761,000    6,759,000




See notes to financial statements

Statements of Changes in Capital Deficit
Years Ended June 30, 2000, 1999, 1998 and 1997 (continued)

                                                                                                Convertible Preferred Stock
                                                                                           ------------------------------------
                                                             Common Stock                  Series A              Series B
                                                   --------------------------------
                                                   Number of               Paid-In      Number of              Number of
                                                    Shares       Amount    Capital      Shares      Amount     Shares      Amount
                                                   ---------  -----------  -----------  ---------   ------     ---------   --------

Class A convertible preferred shares issued in
   private placement                                                                    600,000     $300,000
Class B convertible preferred shares issued in
 settlement of indebtedness                                                                                      281,183   $699,000
Value of beneficial conversion feature in Class B
   convertible preferred stock                                                 770,000                                     (770,000)
Issuance of 155,000 Class B convertible
 preferred shares in settlement of indebtedness
 owed to officers/stockholders                                               1,316,000                           155,000    385,000
Issuance of 436,183 warrants in settlement of
   indebtedness (Re:  Series B)                                                 13,000
Net income
                                                  ----------  ----------- ------------  -------     --------     -------   --------
Balance - June 30, 2000                           10,012,185  $10,761,000 $  8,858,000  600,000     $300,000     436,183   $314,000
                                                  ==========  =========== ============  =======     ========     =======   ========

Statements of Changes in Capital Deficit
Years Ended June 30, 2000, 1999, 1998 and 1997 (continued)

                                                                                              Discount in
                                                                                              Excess of
                                                                              (Accumulated    Face Value
                                                                              Deficit)           of Debt           Total
                                                                             -------------   -------------   --------------
Balance - June 30, 1996                                                      $ (7,101,000)                   $  2,537,000
Issuance of common stock for services                                                                              45,000
Exercise of warrants for cash                                                                                      66,000
Issuance of 687,500 warrants with debt offering                                                                 2,442,000
Discount in excess of face value of debt                                                     $   (457,000)       (457,000)
Issuance of 365,000 warrants for services                                                                       2,297,000
Issuance of 837,650 warrants with demand and
   short-term notes                                                                                             1,649,000
Issuance of 98,000 warrants with borrowing from officers/
   stockholders                                                                                                    70,000
Net loss                                                                      (10,006,000)                    (10,006,000)
                                                                             ------------    ------------    ------------
Balance - June 30, 1997                                                       (17,107,000)       (457,000)     (1,357,000)
Sale of common stock                                                                                              600,000
Shares issued to settle obligations to trade creditors                                                            357,000
Shares issued for services                                                                                         23,000
Issuance of 308,200 warrants for services                                                                         121,000
Issuance of 186,000 warrants with demand notes                                                                     67,000
Issuance of 459,666 warrants with borrowings from
   officers/stockholders                                                                                           98,000
Amortization of discount in excess of face amount of
   indebtedness                                                                                   457,000         457,000
Net loss                                                                       (6,896,000)                     (6,896,000)
                                                                             ------------    ------------    ------------
Balance - June 30, 1998                                                       (24,003,000)              0      (6,530,000)
Shares issued to creditor upon exercise of warrants in
   settlement of interest payable                                                                                  25,000
Shares issued in financing                                                                                          7,000
Issuance of shares upon exercise of options
Issuance of 75,450 warrants with financing                                                                         15,000
Net loss                                                                       (1,793,000)                     (1,793,000)
                                                                             ------------    ------------    ------------
Balance - June 30, 1999                                                       (25,796,000)              0      (8,276,000)
Class A convertible preferred shares issued in
   private placement                                                                                              300,000
Class B convertible preferred shares issued in settlement
   of indebtedness                                                                                                699,000
Value of beneficial conversion feature in Class B
   convertible preferred stock                                                                                          0
Issuance of 155,000 Class B convertible preferred shares
   in settlement of indebtedness owed to
   officers/stockholders                                                                                        1,701,000
Issuance of 436,183 warrants in settlement of
   indebtedness (Re:  Series B)                                                                                    13,000
Net income                                                                      2,427,000                       2,427,000
                                                                             ------------    ------------    ------------
Balance - June 30, 2000                                                      $(23,369,000)   $          0    $ (3,136,000)
                                                                             ============    ============    ============

See notes to financial statements
Statements of Cash Flows

                                                                                     Year Ended June 30,
                                                       ------------------------------------------------------------
                                                            2000            1999            1998            1997
                                                       ------------    -------------   ------------    ------------
Cash flows from operating activities:
 Net income (loss)                                     $  2,427,000    $ (1,793,000)   $ (6,896,000)   $(10,006,000)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
     Extraordinary gain on settlement of
           indebtedness                                  (2,038,000)
     Cancellation of notes payable and accrued
           interest in litigation settlement             (1,266,000)
     Depreciation and amortization                           44,000          53,000         843,000         669,000
     Issuance of warrants for services and in
           connection with indebtedness                      13,000          15,000         309,000       4,626,000
     Issuance of Series B convertible preferred
           stock for finance fees                           124,000
        Interest and finance fees to be paid in
           common stock                                     147,000
        Issuance of common stock for services                                                                45,000
        Rent financed with notes payable                                     18,000          14,000
        Issuance of common stock in connection
           with bridge loans                                                  7,000
        Amortization of debt discount in
           connection with bridge loans                                      15,000
        Amortization of warrants issued as debt
           discount                                                                       1,832,000
        Loss on asset dispositions and capital
           lease termination                                  1,000                         552,000
        Changes in:
         Cash held in escrow                               (423,000)
         Accounts receivable, net                           (41,000)         28,000         127,000        (126,000)
         Prepaid expenses and other current assets           (3,000)         40,000         109,000         (53,000)
         Accounts payable and accrued expenses              772,000       1,228,000       1,188,000       1,291,000
         Other                                               25,000         (57,000)        500,000
                                                       ------------    ------------    ------------    ------------
          Net cash used in operating activities            (218,000)       (446,000)     (1,422,000)     (3,554,000)
                                                       ------------    ------------    ------------    ------------

Cash flows from investing activities:
   Proceeds from sale of assets                                                           1,250,000
   Fee for capital lease termination                                                       (275,000)
   Purchases of intangible assets                                                           (19,000)       (111,000)
   Purchases of equipment and improvements                  (16,000)         (8,000)        (36,000)     (1,543,000)
   Increase in deposits and other assets                                                                   (310,000)
                                                       ------------    ------------    ------------    ------------
              Net cash (used in) provided by
                investing activities                        (16,000)         (8,000)        920,000      (1,964,000)
                                                       ------------    ------------    ------------    ------------

                                                                                     Year Ended June 30,
                                                       ------------------------------------------------------------
                                                            2000            1999            1998            1997
                                                       ------------    -------------   ------------    ------------
Cash from financing activities:
   Checks issued in excess of bank balances                                                (335,000)        335,000
   Borrowings from stockholders                                             110,000         389,000          96,000
   Proceeds from notes payable                                              156,000         420,000       2,546,000
   Financing expense                                                                                       (330,000)
   Payments of notes payable                                (41,000)                       (268,000)       (161,000)
   Principal payments on capital leases                     (15,000)        (12,000)       (170,000)       (172,000)
   Issuance of Series A convertible
       preferred stock                                      300,000
   Issuance of common stock                                                                 600,000          66,000
                                                       ------------    ------------    ------------    ------------
          Net cash provided by financing activities         244,000         254,000         636,000       2,380,000
                                                       ------------    ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents         10,000        (200,000)        134,000      (3,138,000)
Cash and cash equivalents - beginning of year                 6,000         206,000          72,000       3,210,000
                                                       ------------    ------------    ------------    ------------
Cash and cash equivalents - end of year                $     16,000    $      6,000    $    206,000    $     72,000
                                                       ============    ============    ============    ============

                                                                Year Ended June 30,
                                                 --------------------------------------------
                                                    2000        1999       1998        1997
                                                 ---------   ---------  ---------   ---------
Supplemental disclosures:
   Cash paid for interest                        $  62,000   $ 117,000  $ 416,000   $ 482,000
   Non-cash financing activities:
      In March 1997,  the Company  issued
       536,902 shares of common stock at fair
       market value of $357,000 in exchange
       for accounts payable.
      In July 1998, the Company issued 500,000
        shares of common stock pursuant to
        exercise of  warrants at $.05 per share
        in settlement of $25,000 of accrued interest.
   Capitalized leases                                                   $  23,000   $ 161,000
   In June 2000, the Company exchanged accounts
      payable and accrued expenses (including
      interest of $696,000) aggregating $1,582,000,
      notes and loans payable (including bank loan
      of  $103,000) aggregating $1,171,000 for
      231,183  shares  of  Series  B  convertible
      preferred stock and warrants valued at $583,000.
   In June 2000, the Company exchanged liabilities
      owed to an officer stockholder and her spouse/
      stockholder/ex-director in the total amount of
      $1,902,000 for 155,000 shares of Series B
      convertible  preferred stock and warrants
      valued at $385,000. In June 2000, the Company
      also agreed with these stockholders to issue
      common stock concurrent with exchange of debt
      as an additional consideration valued at
      $201,000 which is shown as reduction of
      additional paid-in capital.
   In June 2000, the Company agreed to issue common
      stock for certain of its loan balance and
      interest payable aggregating $91,000.
   In September 1999, assets held for sale was
      exchanged for notes payable in the amount of
      $129,000.
   During the year ended June 30, 1998, capitalized
      lease obligations, and notes payable in the
      aggregate amount of $2,333,000 and related
      assets were exchanged in connection with
      sale/termination of such transactions.
   During the year ended June 30, 1997, the Company
      issued 687,500  warrants in connection with
      the debt valued at $2,442,000 and amortized
      $610,000 leaving an unamortized balance of
      $1,832,000  which is shown as reduction of
      face amount of notes payable of $1,375,000
      and $457,000 as discount in excess of face
      value of debt in Capital Deficit.

See notes to financial statements

CHILDREN'S WONDERLAND, INC.

Notes to Financial Statements
June 30, 2000, 1999, 1998 and 1997

Note A - Business Description and Summary of Significant Accounting Policies

[1]    Description of business:

       Children's Wonderland, Inc. (the "Company" or "CWI") was incorporated in September 1993 to own and operate full service family care centers (the "Centers") which provide developmentally appropriate educational programs and activities for infants and toddlers (ages 6 weeks to 2 years), preschoolers (ages 3 to 4), and kindergartners (ages 4 to 5). The Company has also provided before and/or after school care for elementary school aged children, flex-care, and care for the mildly-ill and provided activities for the elderly (ages 60+).

       In the past the Company has owned and operated full service intergenerational family care centers. During fiscal 1998, eleven centers operating in California and Colorado were sold and in fiscal 1999 the remaining two centers in California were closed.

       As of June 30, 2000 there was one operating center located in West Haven, Connecticut. In August 1999, the Company applied for and received a grant from the State of Connecticut for its School Readiness and Child Day Care Grant Program. The Company operated the program in its West Haven Center, serving 77 children. In May 2001, the Company sold its sole center (Note
       Q).

[2]    Basis of presentation:

       The accompanying financial statements have been prepared assuming the Company will continue as a going concern which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had experienced substantial negative operating trends during the four years ended June 30, 2000. As at June 30, 2000 the Company had a working capital deficit of $2,789,000 and a capital deficiency of $3,136,000. The Company's financial difficulties are occasioned by not being in compliance with terms of various notes payable and other obligations. The Company sold its sole operating center (Note
       Q). The Company's chief executive officer resigned as of December 31, 2000. The Company has failed to file and meet various regulatory requirements of the Security Exchange Commission. The Company has failed to file its corporate income tax returns since the fiscal year ended June 30, 1996 and has failed to pay income taxes or minimum taxes due for such periods. Such failure to file corporate tax returns at the state level may result in withdrawals of the charter issued by states. The Company has failed to comply with reporting requirements under Internal Revenue Code such as issuance of Form 1099s, for which the Company may be liable for penalties as well as income taxes payable by the reportable entities. Although some trade and notes payable amounts have been settled, other creditors have not agreed to such settlements, restructurings or forbearance. Further, there are liens on the Company's assets in connection with significant delinquent payroll tax obligations for which the Company has not been able to enter into arrangements with the applicable taxing authorities and these assets have been sold since then.

NOTE A - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

[2]    Basis of presentation:  (continued)

       The Company will not generate sufficient cash flows from its remaining operating center to service its debt and there can be no assurance that it will meet its obligations or reach settlement with its creditors, obtain additional financing for future operations, on favorable terms or at all. In the event of a failure to do so, the Company may be forced to file for bankruptcy protection.

       These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

       The Company has changed its strategic direction away from owning and operating Centers, and put its efforts into developing a suite of products and services that enhance the profitability of early learning centers throughout the world. In addition, the Company will focus its efforts on developing software and commerce programs to enhance the profitability of schools, athletic programs and non-profit organizations. In the future, the Company will seek potential acquisitions and or licensing agreements to enable the Company to enter the franchise business of early education centers in both the United States as well as abroad. The Company will need cash to develop and test potential products and services, to acquire early learning centers and to develop software and other programs. There is no assurance that the Company will be able to pursue any or all of the new objectives, strategies and acquire early learning centers.

[3]    Revenue recognition and concentration of credit risk:

       The Company recognizes revenue upon the daily delivery of family day care services. Prepaid tuition is deferred and recognized on a straight-line basis over the term of the period in which the service is to be provided. Revenues are derived from clients whose residence or place of employment is in close proximity of the respective center. The Company has recorded an allowance for doubtful accounts to cover the difference between recorded revenues and the anticipated collections. The allowance and provision for bad debts are adjusted periodically based upon the Company's evaluation of historical collection experience and other relevant factors. The Company's grant revenue representing approximately 30% of its total revenue in the year ended June 30, 2000 is from the Connecticut School Readiness and Day Care Grants. The Company does not require collateral in connection with its accounts receivable.

       Accounts receivable of $48,000, representing 59% of accounts receivable at June 30, 2000 is from the state of Connecticut.

NOTE A - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

[4]    Use of estimates:

       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts therein of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

[5]    Cash and cash equivalents:

       Cash equivalents include short-term investments with original maturities of three months or less.

[6]    Financial instruments:

       The fair value of accounts receivable approximates book value. The determination of the fair value of accounts payable, amount due to stockholders/directors, and other notes payable is not practicable since the amounts are past due, delinquent and settlement is subject to a substantial amount of negotiation.

[7]    Equipment and improvements:

       Equipment and improvements are recorded at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over their useful lives or the respective lease terms, whichever are less.

[8]    Intangible assets:

       Intangible assets represent cost in excess of the fair value of the net assets in centers purchased. Such cost includes direct incremental amount incurred in connection with the finding and acquisition of new centers. Costs incurred to effect the Company's debt financing activities have been deferred. The cost in excess of net assets acquired and acquisition costs are amortized over a 15 year life on a straight-line basis. The costs related to financing activities are amortized using a method approximating the effective interest method, over the term of the related indebtedness.

[9]    Impairment of long-lived assets:

       The Company assesses the carrying amount of all long-lived assets on a periodic basis to determine if adjustment to the useful life or to the unamortized balance is warranted. Such evaluation is based on the expected utilization of the long-lived assets and the projected undiscounted future cash flows of the operations in which the long-lived assets are used.

NOTE A - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

[10]   Earnings (loss) per share:

       Basic earnings (loss) per share has been computed based upon the weighted average common stock outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. For the year ended June 30, 2000, the weighted average number of diluted common shares outstanding of 76,994,706 includes a weighted average of 62,659,333 common shares issuable upon conversion of Series A Convertible Preferred Stock (Note J) and 4,323,188 weighted average shares from other dilutive securities consisting of a convertible note, stock options, warrants, Series B Convertible Preferred Stock and contingently issuable shares (Note K[1] and [2]). The computation of diluted earnings per share does not assume the conversion or exercise of securities that would have an anti-dilutive effect on earnings (loss). Such securities consist of 5,568,814 warrants and 20,000 options at June 30, 2000.

[11]   Employee stock options:

       The Company has elected, as permitted by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", to account for its employee stock compensation arrangements under the provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" (the "APB No. 25"). Accordingly, if the exercise price of the Company's employee stock options equals or exceeds market price of the underlying stock on the date of grant, no compensation expense (i.e., intrinsic value) is recognized and the pro forma effects on net income (loss) as if the fair value of the options been expense is disclosed.

[12]   Income taxes:

       The Company accounts for income taxes utilizing the asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the bases of assets and liabilities for financial reporting purposes and tax purposes and operating loss carryforwards.

[13]   Recent accounting pronouncements:

       In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is to be applied beginning with the fourth fiscal quarter of fiscal years beginning after December 15, 1999, to provide guidance related to revenue recognition. The Company has reviewed the application of the Staff Accounting Bulletin to the Company's financial statements, however, any potential accounting changes are not expected to result in a material change in the amount of revenues we ultimately expect to realize.

NOTE A - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

[13]   Recent accounting pronouncements:  (continued)

       In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), "Accounting for Certain Transactions Involving Stock Compensation". Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB No. 25. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 is not expected to have an impact on the Company's financial statements. The accompanying financial statements reflect the adoption of the Interpretation 44 from its effective dates wherever applicable.

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure these instruments at fair value. It further provides criteria for derivative instruments to be designated at fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company is evaluating its expected adoption date and currently expects to comply with the requirements of SFAS 133 in fiscal year 2001. The Company does not expect the adoption will be material to the Company's financial position or results of operations since the Company had not participated in such activities.

       In September 2000, FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 140 replaces SFAS 125, "Accounting for Transfers and Servicing and Extinguishments of Liabilities". It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions. SFAS 140 is effective at varying dates ranging for fiscal years ending after December 15, 2000 and events occurring after March 31, 2001. The adoption of SFAS 140 will not have material impact on the accompanying financial statements.

NOTE B - EQUIPMENT AND IMPROVEMENTS

Equipment and improvements consist of the following:

                                                                  June 30,
                                  Useful         -----------------------------------------
                                  Lives            2000        1999      1998       1997
                                  ------------   ---------  --------  --------  ----------
Furniture and fixtures            3 to 5 years   $ 115,000  $114,000  $187,000  $  782,000
Office equipment                  5 years           25,000    10,000   131,000     217,000
Vehicles                          5 years                                           49,000
Leasehold improvements            7 to 10 years     47,000    47,000   123,000     828,000
Assets held under capital lease   5 to 22 years     45,000    67,000    67,000   2,509,000
Construction in progress                                                           328,000
                                                 ---------  --------  --------  ----------
                                                   232,000   238,000   508,000   4,713,000
Less accumulated depreciation                      142,000   110,000   215,000     928,000
                                                 ---------  --------  --------  ----------
                                                    90,000   128,000   293,000   3,785,000
Less assets held for sale, net (Note D)                               (124,000)   (339,000)
                                                 ---------  --------  --------  ----------
                                                 $  90,000  $128,000  $169,000  $3,446,000
                                                 =========  ========  ========  ==========

Depreciation expense was $44,000, $49,000, $435,000 and $467,000 for the years ended June 30, 2000, 1999, 1998 and 1997 respectively.

Accumulated depreciation of assets held under capital lease was $35,000, $35,000, $22,000 and $449,000 as of June 30, 2000, 1999, 1998 and 1997,
respectively.


NOTE C - INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                       June 30,
                                       2000        1999       1998        1997
Cost in excess of fair value of net
 assets acquired                                                      $ 530,000
Capitalized start-up costs                                              150,000
Capitalized financing costs          $ 349,000  $ 349,000  $ 364,000    360,000
Capitalized acquisition costs                                 14,000    118,000
                                     ---------  ---------  ---------  ---------
                                       349,000    349,000    378,000  1,158,000
Less accumulated amortization          349,000    349,000    369,000    286,000
                                     ---------  ---------  ---------  ---------
                                             0          0      9,000    872,000
Less assets held for disposition             0          0     (5,000)  (229,000)
                                     ---------  ---------  ---------  ---------
                                     $       0  $       0  $   4,000  $ 643,000
                                     =========  =========  =========  =========
Amortization expense was $0, $4,000, $408,000 and $202,000 for the years ended June 30, 2000, 1999, 1998 and 1997, respectively.

NOTE D - ASSETS HELD FOR SALE

At the end of June 30, 1998 and 1997, the following assets were classified in the accompanying balance sheet as assets held for sale:

                                                           June 30,
                                                     1998            1997

Equipment and improvements, net
 of accumulated depreciation                   $    124,000   $    339,000
Intangibles, net of accumulated
 amortization and other noncurrent assets             5,000        270,000
                                               ------------   ------------
                                               $    129,000   $    609,000
                                               ============   ============

Assets held for sale at June 30, 1997 were sold in July 1997 for cash proceeds of $675,000 and $190,000 of liabilities, including a capital lease obligation of $98,000, were canceled or assumed by the buyer, the Company realized a gain of $256,000 on the transaction. During the year ended June 30, 1998 the Company also disposed of $2,963,000 of other assets, consisting primarily of $2,888,000 of equipment and assets under capital lease, by either sale or abandonment. In connection with these transactions, $2,143,000 of liabilities consisting primarily of capitalized lease obligations of $2,061,000 were canceled or assumed by the buyer. The Company received net cash proceeds of $225,000 and recognized a loss of $595,000 on these transactions. Also, during the year ended June 30, 1998, the Company recognized a loss of $213,000 pertaining to intangible assets disposed of in September 1999. As a result of the transactions, the Company recognized a loss of $552,000, classified as loss on dispositions of centers, in the year ended June 30, 1998. In December 2000, sales of three of the centers were rescinded and the rights to acquire the centers were assigned to a third party (see Note P[1]).

The assets held for disposition as of June 30, 1998 were given to a noteholder in exchange for the cancellation of notes payable in the amount of $129,000 in September 1999.

NOTE E- ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                                         June 30,
                                   --------------------------------------------
                                        2000       1999       1998       1997
                                   ---------- ---------- ----------   ---------
Accrued salaries and wages         $   23,000 $  182,000 $  266,000   $ 199,000
Accrued consulting services
 (former officer and stockholder)                420,000    240,000      60,000
Past due withholding taxes
 including interests and penalties    915,000    780,000    700,000      85,000
Accrued interest                      248,000  1,142,000    469,000     129,000
Professional fees                     307,000    350,000
Other                                  61,000    104,000    115,000     339,000
                                   ----------  ---------   ---------- ---------
                                   $1,554,000 $2,978,000   $1,790,000 $ 812,000
                                   ========== ==========   ========== =========

NOTE F - NOTES PAYABLE

Notes payable consist of the following. All notes payable outstanding as of June 30, 2000 are in default.

                                                                            June 30,
                                                --------------------------------------------------------
                                                       2000           1999          1998        1997
                                                -----------    -----------   -----------   ------------
Convertible notes, past due May 1997,
   bearing interest at 12%, convertible
   into common stock at $2.50 per share
   (1994 Private Placement) (a)                                $   210,000   $   210,000   $   210,000
Short term and demand notes, past due
   March through June 1997, bearing
   interest ranging between 8% and 12% (b)      $   418,000      1,005,000     1,005,000     1,005,000
Convertible demand note, bearing interest
   at 12%, convertible into common stock
   at $.05 per share (c)                                            66,000        66,000        66,000
Promissory notes payable, due to earlier of
   the closing of a public offering of common
   stock or March 24, 1998 bearing interest
   at 10% (1997 Private Placement) (d)              350,000      1,375,000     1,375,000     1,375,000
Less discount related to warrants issued
   in connection with promissory notes (e)                                                  (1,375,000)
Short term and demand notes, past due,
   bearing interest ranging between 8% and
   12% (f)                                           79,000        300,000       300,000
Promissory notes due on demand, bearing
   interest at 10%(g)                                20,000         20,000
Bridge loans, past due, bearing interest
   at 10% (h)                                                      151,000
Note payable, past due, bearing interest at
   8%. (i)                                           82,000         82,000        64,000
Notes payable, due in monthly installments
   of $2,827, through January 2002, bearing
   interest at 8% (j)                                                            129,000      152,000
Notes payable, due in monthly installments
   through August 2002 of $2,525, bearing
   interest at 8% (k)                                                                         128,000
Other Notes payable with interest ranging
   from 7% to 14.9% ( l )                                                                      95,000
Bank Loans Payable (m)                                             103,000       103,000       55,000
                                                -----------    -----------   -----------   ----------
                                                $   949,000    $ 3,312,000   $ 3,252,000   $1,711,000
                                                ===========    ===========   ===========   ==========

(a) Includes $110,000 payable to officers/stockholders and $100,000 to a stockholder/former director. All of the notes were exchanged for Series B Convertible Stock and warrants in June 2000 (Note K).

(b) Short term and demand notes payable issued with 837,650 warrants to purchase common stock at exercise prices ranging from $.05 to $8.00, expiring in October 1998 through May 2003, which warrants were valued at

     $1,649,000 using the Black-Scholes option-pricing model based on the following assumptions: risk free interest rates ranging from 5.91% to 6.76%, volatility ranging from .355 to 2.631, dividend yield of 0, expected term ranging from 2 years to 6.6 years.

     Maturities of the notes ranged from demand through six months. Notes totalling $581,000 were exchanged for Series B Convertible Stock and warrants in June 2000, and $6,000 of principal payments were made. The balance at June 30, 2000, consist primarily of one note for $400,000 bearing interest at 10% that the holder has conditionally exchanged for Series B convertible preferred stock and warrants to purchase common stock. As the conditions have not yet been fulfilled, the principal balance is still outstanding as of June 30, 2000 (Note K[2]). The $18,000 obligation is payable at $3,000 per month, and is interest free.

(c) In June 2000 the noteholder instructed the Company to convert the note and accrued interest thereon into common stock in accordance with the terms of the note. The Company has not yet issued the common stock and the principal balance and $25,000 of accrued interest is included in liabilities to be paid with common stock.

(d) Notes issued in a private placement in March 1997 with 687,500 redeemable common stock warrants with an exercise price of $5.00, expiring in May 2001, which warrants were valued at $2,442,000 using the Black-Scholes option-pricing model using the following assumptions: risk free rate of 6.54% volatility of .384, dividend yield of 0, expected term of 4.1 years. In the third quarter of fiscal year ended June 30, 2000, notes totaling $975,000 and 206,250 warrants to purchase common stock were cancelled pursuant to the lawsuit settlement with the Company's former underwriters and certain of their principals. Two other notes, $25,000 each, were exchanged for Series B convertible preferred stock in June 2000 (Note K).

(e) Represents value of warrants net of $457,000 classified as discount in excess of face value of debt in the statement of stockholders' deficit, as noted in (d) above.

(f) Short term and demand notes payable issued with 186,000 warrants to purchase common stock at exercise prices ranging from $.05 to $.75, expiring in October 1998 through May 2003, which warrants were valued at $67,000 using the Black-Scholes option-pricing model based on the following assumptions: risk free interest rates ranging from 4.54% to 6.16%, volatility ranging from 2.632 to 3.113, dividend yield of 0, expected term ranging for 2 to 5.8. Notes totalling $221,000 were exchanged for Series B convertible stock and warrants in June 2000 (Note K).

(g)  These demand notes payable remains outstanding as of June 30, 2000.

(h) Bridge financing issued with 75,450 shares of common stock and 75,450 warrants to purchase common stock with an exercise price of $.25, expiring September through November 2000 which warrants were valued at $15,000 using the Black-Scholes option-pricing model based on the following assumptions: risk free rates of 6.33%, volatility of 3.00, dividend yield of 0, expected term of 2 years. This loan balance was exchanged for Series B convertible stock and warrants in June 2000 (Note K).

(i)  As part of the  abandonment  of a  facility,  a $50,000  Note was issued in
     April 1998 to the landlord. (Note D). The principal was increased by $14,000 and $18,000 in the years ended June 30, 1998 and 1999, respectively, in exchange for rent for the period May 1998 through September 1999, when the Company vacated the premises. The Note and additional debt owed to the landlord was settled subsequent to the balance sheet date (June 30, 2000) (Note P[2]).

(j) This note, was secured by a facility held for disposal at June 30, 1998, the secured assets were turned over to the lender in full satisfaction of the note in 1999.

(k) This note was secured by a facility, held for sale at June 30, 1997. The assets were sold in the first quarter of 1998 and $106,000 of the proceeds were accepted by the Noteholder as full settlement of the $128,000 balance.

(l) These notes were settled from the proceeds of sale of assets in the year ended June 30, 1998.

(m) The bank loans were settled in the third quarter of the year ended June 30, 2000 with $35,000 cash payments and exchange of Series B convertible stock and warrants.

NOTE G - CAPITALIZED LEASE OBLIGATION

The Company has entered into several agreements to lease equipment, buildings and leasehold improvements (Note B). The lease terms vary from 5 to 10 years and imputed interest ranges between 9.25% and 10%.

The following is a schedule by years of future minimum lease payments for capital leases together with the present value of the net minimum lease payments as of:

                                                                     June 30,
                                              --------------------------------------------------
                                                    2000         1999         1998         1997
   Year Ended                                 ----------   ----------   ----------   ----------
      June 30,
    ----------
      1998                                                                           $  436,000
      1999                                                              $   18,000      383,000
      2000                                                 $   18,000       18,000      383,000
      2001                                    $   13,000       18,000       18,000      383,000
      2002                                         2,000        6,000        5,000      348,000
   Thereafter                                                                         2,396,000
                                              ----------   ----------   ----------   ----------
Total minimum lease payments                      15,000       42,000       59,000    4,329,000
Less amount representing interest                  2,000        5,000       10,000    1,974,000
                                              ----------   ----------   ----------   ----------
Present value of net minimum lease payments       13,000       37,000       49,000    2,355,000
Less current portion                              11,000       14,000       13,000      321,000
                                              ----------   ----------   ----------   ----------
Long-term portion                             $    2,000   $   23,000   $   36,000   $2,034,000
                                              ==========   ==========   ==========   ==========

In July 1997 and April 1998, capital lease obligations of $98,000 and $1,020,000 respectively, were assumed by the buyers in connection with the sale of the related facilities by the Company (Note D).

In April 1998 a capital lease obligation of $1,041,000 was terminated and the assets leased were returned to the lessor (Note D).

Amortization of assets held under capital leases is included in depreciation expense.


NOTE H - INCOME TAXES

At June 30, 2000, 1999, 1998 and 1997 the principal components of the net deferred tax assets are as follows:

                                                                        June 30,
                                             --------------------------------------------------------
                                                    2000           1999           1998           1997
                                             -----------    -----------    -----------    -----------
Current deferred tax assets (liabilities):
  Net operating loss carryforwards           $ 4,935,000    $ 5,772,000    $ 5,150,000    $ 3,938,000
  Intrinsic value of warrants -
    consulting services                          796,000        796,000        796,000        776,000
  Intrinsic value of warrants - debt
    discount                                     894,000        894,000        894,000        442,000
  Salary to officer/stockholder                                  63,000         63,000
  Consulting fees to officer/stockholder                        168,000         96,000         24,000
  Liability exchanged for stock issued/
    issuable                                     166,000        258,000        228,000
  Vacation accrual                                 6,000          8,000         42,000         34,000
  Deferred revenue                                               (1,000)       (37,000)       (46,000)
  Accounts receivable                              2,000          5,000          6,000         22,000
  Accrued interest (includes payable
    to controlling stockholders)                 100,000        458,000        188,000         52,000
                                             -----------    -----------    -----------    -----------
       Total current deferred tax assets
         (liabilities)                         6,899,000      8,421,000      7,426,000      5,242,000
                                             -----------    -----------    -----------    -----------
Loss on assets held for sale                                                   259,000
Deferred rent                                      9,000         24,000         15,000         56,000
                                             -----------    -----------    -----------    -----------
       Total noncurrent deferred tax
         assets (liabilities) (net)                9,000         24,000        274,000         56,000
                                             -----------    -----------    -----------    -----------
       Total deferred tax assets
         (liabilities) (net)                   6,908,000      8,445,000      7,700,000      5,298,000
Less valuation allowance                       6,908,000      8,445,000      7,700,000      5,298,000
                                             -----------    -----------    -----------    -----------
Net deferred tax assets                      $         0    $         0    $         0    $         0
                                             ===========    ===========    ===========    ===========

A reconciliation of income tax (benefit) expense to amounts computed using effective statutory rates is as follows:

                                                                   June 30,
                                     ----------------------------------------------------------
                                            2000            1999            1998           1997
                                     -----------    ------------   -------------  -------------
Income tax (benefit) expense at
  statutory rates                    $   971,000    $  (717,000)   $ (2,758,000)  $ (3,791,000)
Gain on settlement of debt with
  controlling stockholders               526,000
Nondeductible expenses:
  Amortization of discount on debt
    in excess of intrinsic value                          5,000         356,000        479,000
  Amortization of consulting fees
    in excess of intrinsic value                                         28,000        143,000
Penalties on withholding taxes            36,000         38,000
Net operating loss utilization        (1,533,000)
                                     -----------    -----------     -----------   ------------
                                               0       (674,000)     (2,374,000)    (3,169,000)
Valuation allowance                            0        674,000       2,374,000      3,169,000
                                     -----------    -----------     -----------    -----------
                                     $         0    $         0     $         0    $         0
                                     ===========    ===========     ===========    ===========

The Company reported an extraordinary gain of $3,354,000 (including $1,316,000 gain relating to controlling stockholders in the fiscal year ended June 30, 2000 (Note K)). The extraordinary gain is excludable from federal taxable income because the Company is insolvent; however, the Company's net operating loss carryover is reduced by the amount of the extraordinary gain so excluded. Thus, as of June 30, 2000, the Company had, for federal income tax purposes, net operating loss carryforwards of approximately $12,000,000 expiring in years 2011 through 2020.

Section 382 of the Internal Revenue Code contains provisions which limits the loss carryforwards available if significant changes occur in stockholder ownership interest. Management believes that such limitations apply as a result of changes in stockholder ownership interests which have occurred in the past and anticipated changes in the future. Accordingly, the Company would be significantly limited in the utilization of its net operating losses in any year.


NOTE I - STOCK OPTIONS AND WARRANTS

The Company has a 1993 Stock Option Plan (the "Plan") authorizing the issuance of up to 210,000 nonqualified options to purchase common stock at an exercise price of no less than 85% of the market price (110% in the case of an option granted to an optionee owning more than 10% of the voting stock of the Company) (a "10% stockholder"). Under the Plan, the options vesting is determined by the Board of Directors. All options expire five years after date of grant or upon termination of employment.

In addition the Company has a 1996 Stock Option Plan "the 1996 Plan". The 1996 Plan, as amended, provides for the granting of both incentive and nonqualified options to purchase common stock of the Company.

The term of incentive options granted under the 1996 Plan may not exceed ten years (five years for a 10% Stockholder). The option price for incentive stock options can not be less than 100% of the fair market value of the shares of common stock at the time the option is granted (110% for a 10% Stockholder). Option terms are set by the Compensation Committee in its discretion. The option price for nonqualified options may not be less than 85% of the fair market value of the common stock. The total number of shares in the 1996 Plan is 400,000 shares.

The following  table  summarizes  stock option activity for the years ended June
30:
                                          2000      1999      1998         1997
                                       -------- --------- ----------- ---------
Outstanding at beginning of the year   410,000   424,733   535,700      195,700
Weighted average exercise price        $   .06   $   .09   $  5.41      $  1.43
Outstanding at end of the year         410,000   410,000   424,733(1)   535,700
Weighted average exercise price        $   .06   $   .06   $   .09      $  5.41
Exercisable at end of the year         410,000   361,075   283,175      283,200
Grants during the year                                     220,000      380,000
Range of exercise prices                                 $.05 to $.31   $  7.00
Exercised during the year                          8,333
Expirations during the year                        6,400   330,967       40,000
Average remaining contractual life     34 months 22 months 34 months   50 months

(1) In December 1997, the exercise price of 285,000 options with a weighted average exercise price of $5.32 was reduced to $.05.

In addition to the Plan, 35,000 options to purchase units at $4.00 unit outstanding at July 1, 1996, expired in May 1997. Each unit under option consisted of .88 shares of the Company's common stock, plus a warrant to purchase .44 additional shares of common stock for $2.00.

If compensation expense for the Company's stock-based compensation plans had been determined based on their fair value, the Company's net income (loss) and net income (loss) per share including pro forma results would have been the amounts indicated below:
                                       Year Ended June 30,
                    --------------------------------------------------------
                         2000          1999           1998           1997
                    -----------   ------------   ------------   ------------
Net income (loss):
  As reported       $ 2,427,000   $(1,793,000)   $(6,896,000)   $(10,006,000)
  Pro forma         $ 2,367,000   $(1,853,000)   $(7,056,000)   $(10,244,000)

Net income (loss) per share:
  As reported:
    Basic             $ 0.24        $(0.18)         $(1.62)        $(2.53)
    Diluted           $  .03        $(0.18)         $(1.62)$       $(2.53)
  Pro forma:
    Basic             $ 0.24        $(0.19)         $(1.66)$       $(2.59)
    Diluted           $  .03        $(0.19)         $(1.66)$       $(2.59)

The pro forma effect on net income (loss) for the years 2000, 1999, 1998 and 1997 may not be representative of the pro forma effect on net income (loss) of future years due to, among other things: (i) the vesting period of the stock options and the (ii) fair value of additional stock options in future years.

For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               1998       1997
                                              -------    -------
       Dividend yield                           0%         0%
       Expected volatility                    2.777       .396
       Risk-free interest rate                 5.99       6.33
       Expected life in years                  3.0         3.0

The weighted average fair value at date of grant for options granted during the years 1998 and 1997 were $.08 and $2.38, respectively, using the above assumptions.

The following summarizes the outstanding warrants:

                                                                                June 30,
                                                Expiration -----------------------------------------------
                                                   Date         2000        1999        1998        1997
Warrants issued with initial public offering    ---------- -----------  ----------  ----------  ----------
   ("IPO") at $5.00 per share                     4/30/01    2,012,500   2,012,500   2,012,500   2,012,500
Warrants issued with conversion of pre-IPO
   securities at $5.00 per share                  4/30/01    1,000,000   1,000,000   1,000,000   1,000,000
Warrants in connection with pre IPO stock at
   $4.00 per share (a)                             5/98              0           0           0      39,624
Warrants in connection with pre IPO stock at
   $4.00 per share (a)(b)(i)                       5/05         67,800      67,800      67,800      67,800
Warrants in connection with pre IPO
   indebtedness at $.62 - $.70 per share       7/00 - 7/02       5,500       5,500       5,500       5,500
Warrants in connection with pre IPO stock at
   $2.00 per share                                 2/98              0           0           0      25,315
Warrants in connection with pre IPO stock at
   $2.00 per share                             2/98 - 7/00     134,279     134,279     134,279     156,292
Warrants in connection with pre IPO stock at
   $2.00 per share (c)                             5/03        100,732     100,732     100,732     100,732
Warrants issued in connection with short-term
   and demand notes at $.05 (h)                   8/1/2001      22,000      22,000      22,000      22,000
Warrants issued in connection with borrowings
   from officers/directors at $.05 - $.06
   (b)(f)(i)                                      5/1/2005     219,946     219,946     219,946
Warrants issued in connection with short-term
   and demand notes at $.12(h)                   9/99 - 9/00    13,000      43,000      43,000
Warrants issued in connection with borrowings
   from officers/directors at $.18 (f)               5/15       77,000      77,000      77,000

(carried forward)

                                                                                June 30,
                                                      Expiration -------------------------------------------
                                                        Date          2000      1999        1998     1997
Warrants issued in connection with short-term
   and demand notes at $.25 - $.31 (h)               11/99 - 5/03    290,000   307,250   307,250    307,250
Warrants issued in connection with short-term
   and demand notes at $.25 - $.31 (h)               10/00 - 11/00    60,000    60,000    60,000
Warrants issued in connection with short-term
   and demand notes at $.25 (h)                       9/00 - 11/00    75,450    75,450
Warrants issued in connection with short-term
   and demand notes at $.25 - $.31 (h)                    5/01                           500,000    500,000
Warrants issued in connection with borrowings
   from officers/directors at $.25 - $.31 (f)(g)          5/05        35,720    35,720    35,720
Warrants issued in connection with short-term
   and demand notes at $.37 - $.44 (h)                    6/02        15,000    15,000    15,000
Warrants issued in connection with borrowings
   from officers/directors at $.37 - $.44 (f)(h)          5/05        17,000    17,000    17,000
Warrants issued in connection with short-term
   demand notes at $.50 - $.50 (h)                    7/02 - 5/03     53,000    53,000    53,000
Warrants issued in connection with borrowings from
   officers/directors at $.50 - $.56 (d)(e)               5/05        56,000    56,000    56,000     56,000
Warrants issued in connection with borrowings from
   officers/directors at $.50 - $.56 (f)                  5/05        61,000    61,000    61,000
Warrants issued in connection with short-term and
demand notes at $.62 - $.75(h)                            7/02        15,000    15,000    15,000
Warrants issued in connection with borrowings from
   officers/directors at $.62 - $.75 (d)(e)               5/05        42,000    42,000    42,000     42,000
Warrants issued in connection with borrowings from
   officers/directors at $.62 - $.75 (f)                  5/05        49,000    49,000    49,000
Warrants issued in connection with short-term and
demand notes at $8.00 (h)                                10/98                             8,400      8,400
Warrants issued with private placement of debt at        5/6/01      481,250   687,500   687,500    687,500
   $5 (h)
Warrants issued in exchange for goods and services
   of $.05                                            9/99 - 5/03     50,000    85,000    85,000     50,000
Warrants issued in connection with pre IPO
   borrowings $.28                                        9/00        75,000    75,000    75,000     75,000
Warrants issued in exchange for goods and services
   at $.25 - $.31                                     6/02 - 5/05    236,000   240,000   240,000    240,000
Warrants issued in exchange for goods and services
   at $.25 - $.31                                     9/99 - 5/05    273,200   273,200   273,200
Warrants issued in connection with Series B
   preferred shares at $.11 (g)                         3/31/02      436,183
                                                                  ---------- --------- ---------  ---------
                                                                   5,973,560 5,829,877 6,262,827  5,395,913
                                                                  ========== ========= =========  =========

In July 2000, the Company entered into a one year employment contract at an annual compensation of $48,000 plus 50,000 options to purchase shares of common stock at $1.00 assuming a 20:1 future reverse stock split to a newly named Vice President of curriculum development. In October 2000, the Company granted .125% of the outstanding shares of the Company on a fully diluted basis to an employee and agreed to grant additional options up to 5% (inclusive of the initial grant) of the outstanding shares of common stock of the Company on a fully diluted basis, based on time devoted by the employee.

(a) In June 1997, the terms of these warrants were modified; the exercise price was reduced to $.50 and the expiration date was extended to May 1998.

(b) In May 1998, the terms of these warrants were modified; the expiration date was extended to May 2003.

(c) In May 1998, the terms of these warrants were modified; the exercise price was reduced to $.25 and the expiration date was extended to May 2003.

(d) In December 1997, the exercise price was reduced to $.05. The resulting additional interest expense was not material.

(e) 98,000 warrants valued at $70,000 using the Black Scholes Method using the following assumptions: risk free rate of 6.46%, volatility ranging from
      2.784 to 2.802, dividend yield of 0 and expected life in years of 5.

(f) 459,666 warrants valued at $98,000 using the Black Scholes Method using the following assumptions: risk free rate ranging from 5.53% to 6.29%, volatility ranging from 1.787 to 2.796, dividend yield of 0, and expected life in years ranging from 2.8 to 7.6.

(g)   See Note J for information regarding valuation of warrants.

(h)   See Note F for information regarding valuation of warrants.

(i) In May 2000, the life of all options and warrants (aggregating 967,666) held by employees officers and directors were extended 24 months and a cashless exercise option was authorized. The resulting compensation expense required under interpretation 44 was not material.


NOTE J - CONVERTIBLE PREFERRED STOCK

 In February 2000, the Company authorized the issuance 600,000 shares of Series A convertible preferred stock (the "Series A") and in June 2000, the Company authorized issuance 900,000 shares of Series B convertible preferred stock (the "Series B").

 In February 2000, the Company issued 600,000 shares of Series A for $300,000 to two investors, who are currently officers and directors of the Company. Each share has a stated value of $.50, and may be converted at the option of the holder, into the number of shares of common stock equal to the number of fully diluted outstanding shares of common stock as of February 24, 2000 divided by
 .10 and then dividing the quotion obtained by 600,000 (total number of shares of common stock issuable upon conversion 180,083,190). On matters requiring the consent of the holders of the Company's common stock, each share of Series A is entitled to the number of votes equal to the number of shares of common stock in which it is convertible into. The Series A is senior as to liquidation, and if dividends are declared on common stock, is entitled to the same dividends as would have been made with respect to the number of shares of common stock the holder would have received had it converted all of its Series A shares.

 On June 30, 2000, the Company issued 386,183 shares of Series B in full settlement of $4,564,000 of Company debt and 50,000 shares at Series B to a note holder, whose release of the debt is subject to certain conditions. The shares have been recorded at their estimated fair value of $2.48 per share and a gain has been recognized for the difference between the recorded amount of the debt and the fair value of the shares issued (Note K). Each share of Series B has a stated value of $10, and automatically converts into the number of shares of common stock equal to $10 divided by 85% of the average of the per share closing bid and asked prices (or last sale price) of the Company's common stock for the last five trading days preceding the date of conversion (the "Conversion Date"). The Conversion Date is the later of January 1, 2001, or the date on which a sufficient number of shares of common stock is authorized under the Company's Restated Articles of Incorporation to permit the conversion into common stock, all of the Company's then outstanding convertible securities. Management has reflected the issuance of the Series B within the capital deficit section of the balance sheet as of June 30, 2000, since the approval of the shareholders is considered perfunctory as the Board of directors represents sufficient voting interests of the common stock to assure the increase in the authorized number of shares to allow the conversion. On matters requiring the consent of the holders of the Company's common stock, each share of Series B is entitled the number of votes equal to the number of shares of common stock upon conversion. The Series B is junior to Series A and senior to common stock as to liquidation, and if dividends are declared on common stock, is entitled to the same dividends as would have been made with respect to the number of shares of common stock the holder would have received had it converted all of its Series B shares.

 The beneficial conversion feature of the Series B was accounted for using the intrinsic value method set forth in FASB Emerging Issues Task Force Issue No. 98-5. Accordingly, a beneficial conversion feature of $770,000 was recorded on the Series B, to be amortized in a manner similar to a preferred stock dividend through the conversion period, or January 1, 2001. Since the shares were issued on June 30, 2000, no preferred dividends were recorded for the year then ended.

 In connection with the Series B, each shareholder was issued one warrant to purchase common stock for each Series B issued, exercisable at 120% of the average of the closing bid and asked prices for the common stock for the five days in which trading has occurred immediately preceding the later of (1) April 30, 2000 and (2) the earlier of (i) the 20th business day following the date on which a reverse split of the common stock becomes effective, and (ii) January 1, 2001.

 The Series B warrants were valued using the Black-Scholes, option-pricing model with the following assumptions: no dividend yield, expected volatility of 3.00, risk free interest rate of 6.5% and an expected term of 3 years, the value of warrants of $13,000 is included in the consideration given to the creditors (See Note K).


NOTE K - EXTRAORDINARY GAIN ON SETTLEMENT OF DEBT

 During the fiscal year ended June 30, 2000, the Company negotiated the settlement of amounts due to various trade creditors, officer and directors, bank note holders and other note holders at amounts lower than their recorded amounts. The various creditors received cash, Series B convertible preferred stock with warrants to purchase common stock (Note J), or a combination thereof. The cash used for the payment was primarily the net proceeds of the litigation with the Company's underwriters (Note N). The Series B convertible preferred stock was valued at an estimated fair market value of $2.48 per share. The valuation was primarily based on the sale of 600,000 shares of Series A convertible preferred stock in February 2000 for a total cash consideration of $300,000 and its assumed conversion to the Company's common stock as stipulated in the Certificate of Designation, and adjusted for the gain on settlement on debt. The table summarizes the types of debt forgiven, the consideration given, and the gain calculated.

                                                      Series B
                                                     Convertible
                            Recorded                  Preferred
                           Amount or           -------------------                           Total
                              Face    Cash     Number of            Number of  Value of      Value     Gain on
          Type                Value   Paid       Shares      Value   Warrants  Warrants      Paid     Settlement
------------------------ ----------  --------  ---------  --------  ---------  ---------  ----------  ----------
Accounts payable         $  553,000  $ 16,000    53,120   $132,000    53,120   $   2,000  $  150,000  $  403,000
Accrued rent                299,000              33,000     82,000    33,000       1,000      83,000     216,000
Bank notes payable          103,000    35,000     4,000     10,000     4,000                  45,000      58,000
Note holders, including
   accrued interest
   of $696,000            1,799,000             141,063    351,000   141,063       5,000     356,000   1,443,000
                         ----------  --------   -------   --------   -------   ---------   ---------  ----------
Total                    $2,754,000  $ 51,000   231,183   $575,000   231,183   $   8,000   $ 634,000   2,120,000
                         ==========  ========   =======   ========   =======   =========   =========
Less legal costs
   incurred                                                                                               82,000
                                                                                                      ----------

                                                                                                      $2,038,000
                                                                                                      ==========

(1) The table does not include the issuance of 155,000 shares of Series B convertible preferred stock and 155,000 warrants to an officer/stockholder and her spouse who is also a stockholder and was a director of the Company in settlement of $1,902,000 of debt, consisting of notes payable of $110,000, loans payable of $652,000, accrued interest of $403,000, accrued salary of $227,000 and consulting fees payable of $510,000. Concurrent with the agreement to exchange their debt, the officer entered into an agreement whereby the Company agreed to issue the officer common stock equal to 5% of the Company's fully diluted common stock, excluding the dilutive effect of the Series B convertible preferred stock. The liability for the common shares valued at $201,000, is included in liabilities to be paid with common stock (Note O). The $1,517,000 representing the difference between the face value of the debt and the estimated fair value of the Series B convertible preferred stock received ($385,000) less the $201,000 estimated fair value of the common stock to be received has been recorded as a capital contribution.

(2) The table does not include a note holder with a principal due of $400,000 and accrued interest of $86,000 who received 50,000 shares of Series B convertible preferred stock valued at $124,000 which has been charged to interest and finance expense. No gain has been recognized as the note holder's release of the debt is subject to certain conditions, including among others, the conversion of the Series B convertible preferred stock into common stock and the issuance of additional common shares pursuant to a consulting agreement signed concurrently with the transaction. As no substantive services are required pursuant to the agreement, the estimated value of $147,000 for the additional common shares issuable to the noteholder were also charged to interest and finance expense. The liability for the common shares is included in liabilities to be paid with common stock (Note O).

In addition, the Company agreed to pay certain amounts as specified in the agreement, upon liquidation preferences of both the Series A convertible preferred stock and the Series B convertible preferred stock, not to exceed the amount of indebtedness converted into Series B convertible preferred stock


NOTE L - COMMITMENTS AND CONTINGENCIES

 The Company is obligated under an operating lease for one remaining facility in West Haven, Connecticut. Future minimum annual payments under the lease are as follows:

             Year Ended
              June 30

             2001                                               $     125,000
             2002                                                     161,000
             2003                                                     173,000
             2004                                                     180,000
             2005                                                     180,000
             Thereafter                                               285,000
                                                                -------------
                                                                $   1,104,000

Rent  expense approximated $236,000,  $800,000,  $400,000 and $1,100,000 for the
years ended June 30, 2000, 1999, 1998 and 1997, respectively.


NOTE M - RELATED PARTY TRANSACTIONS

 The debt settlement referred to in Note K[1] settled all but $350,000 of the debt owed to the officer/stockholder and her spouse. Such amount represents debt incurred on behalf of the Company during the period 1997 to 2000. The Company has agreed to use certain proceeds for repayment of the debt, specifically 100% of the proceeds received by the Company from the sale of certain centers reacquired as discussed in Note P, and 10% of the proceeds received by the Company from any equity or debt financing transaction.

NOTE N - SETTLEMENT OF LITIGATION

 In May 1997, the Company filed a lawsuit against its underwriters and certain of their principals in a district court alleging breach of fiduciary duty, fraud, and other claims. In the third quarter of fiscal year ended June 30, 2000, the matter was settled, and the Company received $1,575,000 in cash and a release from notes payable to the underwriters and the principals in the amount of $1,266,000, including $291,000 of accrued interest. In addition, all of the warrants issued with the notes were cancelled. The $2,841,000 less $856,000 of legal and other litigation costs is included as gain on litigation.


 In July 1997, the Company filed a lawsuit against a lessor/builder of veterans care centers and its principals in Superior Court in Los Angeles alleging breach of contract, fraud and other claims. In June 2000, the Court awarded the Company damages of $80,000 and attorney fees in the amount of $167,000. The Company assigned the entire judgment, valued at $100,000 for the settlement of legal fees and a cash payment of $125,000 subsequent to June 30, 2000. This assignment of the judgement resulted in a gain of $90,000 in fiscal year ended June 30, 2000, for the previously recorded legal fees.


NOTE O - LIABILITIES TO BE PAID WITH COMMON STOCK

 In April 2000, the Company entered into a consulting agreement with a note holder that requires the Company to issue the note holder, the greater of 3.8% of the Company's common stock outstanding as defined in the agreement, after taking account the effect of all Series A convertible preferred stock, but excluding the effect of any other convertible securities, or 250,000 shares after giving effect to a contemplated reverse split of the Company's common stock. The agreement was entered into concurrently with negotiations with the note holder on the exchange of the Note and accrued interest for Series B convertible preferred stock (Note K). An estimated fair market value of $147,000 has been recorded as liabilities to be paid with common stock representing the 7,223,652 shares (3.8%) of the Company's outstanding stock as defined above.

 On June 9, 2000, concurrent with the agreement to exchange debt with Series B convertible preferred stock the Company entered into an agreement with an officer and note holder, who is also a shareholder, that requires the Company to issue the officer the number of shares equal to 5% of the Company's common stock on a fully diluted basis, excluding the effect of any Series B conversions. An estimated fair market value of $201,000 has been recorded as liabilities to be paid with common stock representing the 9,904,310 shares (5%) of the Company's outstanding stock as defined above.

 The Company, pursuant to the agreement, will not issue these shares until they have amended their Restated Articles of Incorporation to authorize a sufficient number of shares of common stock to permit the conversion of all outstanding convertible securities including the shares stipulated in the agreement. The Company does not have sufficient authorized shares to permit the conversion of all outstanding shares and has not yet amended their Restated Articles of Incorporation.

 On June 26, 2000, a noteholder with a principal balance of $66,000 and accrued interest of $25,000, convertible into common shares at a price of $.05 per share, requested the Company to convert the note into common stock of the Company. The Company has not yet issued the 1,822,980 shares and the liability of $91,000 has been classified as liabilities to be paid with common stock.

NOTE P - SUBSEQUENT EVENTS

(1) On July 21, 2000, Children's Wonderland, Inc. met with a mediator and the buyer of centers from the Company with respect to its filing for rescission of the sale of its Warner Center, Oxnard and Gold River facilities (the "Centers"). This matter has been mediated and a stipulation of settlement has been reached, whereby the Company agreed to repurchase the Centers for $490,000. In December 2000, the Company entered into a recession and assignment agreement whereby the Company assigned its rights to purchase the Center to Tutor Time Learning Systems, Inc. (the Buyer). Funds necessary for the closing, including $67,000 deposited by the Company, have been placed in escrow. The closing has not been completed as certain conditions, including various landlord consents to amendments and assignments have not been received. Prior to the recession and assignment agreement discussed above, the Company assigned the purchase rights to a third party (the "Assignee"), but subsequently cancelled the assignment, incurring a cancellation fee of $150,000. The fee, reduced by any interest payable on the note described below, is payable April 12, 2001. Concurrently with the cancellation of the assignment agreement, the Assignee agreed to lend the Company up to $250,000 under the terms of a Secured Promissory Note (the "Note"). The Company received advances on the Note for the full amount of $250,000 in October 2000. The Note has an interest rate of 10%, was due on April 15, 2001, and is secured by the assets and property of the company located in, and with respect to, the Company's child care center in West Haven, CT. (See Note Q)

(2) In July 2000, the Company issued 1,050 shares of Series B convertible preferred stock, 1,050 warrants and paid $98,700 in cash in settlement of debt in the amount of $132,000, consisting of an $82,000 note payable, accrued interest of $12,000 and $38,000 of other payables resulting in a gain of $30,000.

(3) During the period from December 2000 through March 12, 2001, two principal stockholders and officers of the Company have advanced the Company $186,000 bearing interest at 6% and payable 24 months from the loan date.

(4) In January 2001, the Company issued 550,000 shares of common stock with a market value of $6,000 to employees for services rendered.

 NOTE Q - SUBSEQUENT EVENTS (UNAUDITED)

Under an Asset Purchase Agreement dated May 2, 2001, the Company sold its sole child care center located in West Haven, CT for a net proceeds of $455,000. Under the agreement, the Company assigned the lease of its center through the unexpired portion of the lease period. In addition, subject to meeting certain revenue criteria, the Company receive a warrant for 10,000 shares of Buyer's common stock exercisable at $5.00 per share. The warrant cannot be exercised until subsequent to the first anniversary from the date of issuance and expires in 5 years from the date of issuance. The sale of the center results in an approximate gain of $434,000 which will be reported in the fiscal year ending June 30, 2001. A portion of the proceeds were used to repay the $250,000 note discussed in P[1]. The Assignee agreed to extend the maturity date of the $150,000 cancellation fee to May 2002.

Out of the proceeds, the Company paid $49,000 to the officer/stockholder and her spouse, against $350,000 of the debt owed as discussed in Note M and $60,000 to two principal stockholders and officers of the Company under Note P[3] above.

                           CHILDREN'S WONDERLAND, INC.
                           INDEX OF EXHIBITS ATTACHED


EXHIBIT NUMBER             DESCRIPTION OF EXHIBIT


2.1 Asset Purchase Agreement, dated as of August 1, 1997, between the Registrant and Imagination Plus Child Development Center, Inc. relating to the sale of two centers in California and six centers in Colorado.

2.2 Asset Purchase Agreement, dated as of April 24, 1998, by and among the Registrant, Aloha Pacific, Inc., Kenneth Bitticks and Debby Bitticks relating to three centers in California.

3.1 Restated Articles of Incorporation and Amendments thereto, including Certificates of Determination, of the Registrant.

4.5       Form of Warrant issued with Series B Preferred Stock of Registrant.

10.29 Letter Agreement, dated June 9, 2000, among Debby Bitticks, Kenneth Bitticks and Registrant.

10.30 Lease Agreement, dated as of March 24,2000, between Resun Leasing, Incorporated and Registrant relating to property in West Haven, Connecticut.

10.31 Letter Agreement, dated April 20, 2000, among Justin Gasarch, Registrant, Robert Becker and John Clarke.

27        Financial Data Schedules.